Form 10-K
period 2024-06-30
Lakeside Holding Ltd
filed 2024-09-30
CIK 1996192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

For the transition period from      to      .

Commission File Number. 001-42140

Lakeside Holding Limited

(Exact name of registrant as specified in its charter)

Nevada	82-1978491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1475 Thorndale Avenue, Suite A
Itasca, Illinois 60143

(Address of principal executive offices, including zip code)

(224) 446-9048

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value US$0.0001 per share	LSH	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on December 29, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was $0.00. The Registrant’s shares of common stock began trading on June 28, 2024.

As of September 25, 2024, the Registrant had 7,500,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

As used in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to “Lakeside,” “the Company,” “we,” “us,” and “our” refer to Lakeside Holding Limited together with its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding guidance, our future results of operations or financial condition, our future stock repurchase programs or stock dividends, business strategy and plans, user growth and engagement, product initiatives, objectives of management for future operations, and advertiser and partner offerings, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “going to,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. We caution you that the foregoing may not include all of the forward-looking statements made in this report.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends, including our financial outlook, macroeconomic uncertainty, geo-political conflicts, and pandemics, that we believe may continue to affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors, including among other things:

●	changes in the competitive environment, due to macroeconomic conditions or otherwise, or damage to our reputation;

●	fluctuations in currency exchange, interest or inflation rates that could impact our financial condition or results;

●	changes in our accounting estimates and assumptions on our financial statements;

●	the impact of, and potential challenges in complying with, laws and regulations of the jurisdictions in which we operate, particularly given the possibility of differing or conflicting laws and regulations, or the application or interpretation thereof, across such jurisdictions;

●	failure to protect intellectual property rights or allegations that we have infringed on the intellectual property rights of others;

●	the failure to retain, attract and develop experienced and qualified personnel;

●	the effects of natural or man-made disasters, including the effects of the COVID-19 and other health pandemics and the impacts of climate change;

●	any system or network disruption or breach resulting in operational interruption or improper disclosure of confidential, personal, or proprietary data, and resulting liabilities or damage to our reputation;

●	our ability to develop, implement, update and enhance new technology;

●	the actions taken by third parties that perform aspects of our business operations and client services; and

●	our ability to continue, and the costs and risks associated with, growing and developing our business, and entering into new lines of business or products.

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, including future developments related to geo-political conflicts, pandemics, and macroeconomic conditions, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, dispositions, joint ventures, restructurings, legal settlements, or investments.

Investors and others should note that we may announce material business and financial information to our investors using our filings with the U.S. Securities and Exchange Commission, or SEC, and press releases. We encourage investors and others interested in our company to review the information that we make available through the aforementioned channels.

PART I

Item 1. Business.

Overview

We are a U.S.-based integrated cross-border supply chain solution provider with a strategic focus on the Asian market including China and South Korea. We primarily provide customized cross-border ocean freight solutions and airfreight solutions in the U.S. that specifically cater to our customers’ requirements and needs in transporting goods into the U.S. We offer a wide variety of integrated services under our cross-border ocean freight solutions and cross-border airfreight solutions, including (i) cross-border freight consolidation and forwarding services, (ii) customs clearance services, (iii) warehousing and distribution services and (iv) U.S. domestic ground transportation services.

Founded in Chicago, Illinois in 2018, we are an Asian American-owned business rooted in the U.S. with in-depth understanding of both the U.S. and Asian international trading and logistics service markets. Our customers are typically Asia- and U.S.-based logistics service companies serving large e-commerce platforms, social commerce platforms and manufacturers to sell and transport consumer and industrial goods made in Asia into the U.S. Since inception and as of June 30, 2024, we had served over 300 customers to fulfill over 41,000 cross-border supply chain solution orders.

We have established an extensive collaboration network of service providers, including global freight carriers for our cross-border freight consolidation and forwarding services as well as domestic ground transportation carriers for our U.S. domestic transportation services. Since inception and as of June 30, 2024, we had collaborated with almost all major global ocean and air carriers to forward over 31,300 twenty-foot equivalent unit, or TEU, of container loads and 47,800 tons of air cargo. As of June 30, 2024, we had also cooperated with over 200 domestic ground transportation carriers, including almost all major U.S. domestic ground transportation carriers, on a long-term, short-term or order basis, as the case may be.

We operate two massive and hyper-busy regional warehousing and distribution centers in the U.S., in Illinois and Texas. With an aggregate gross feet area of approximately 98,220 square feet and 39 docks, our regional warehousing and distribution centers have an aggregate daily floor load of up to 3,000 cubic meters of freight. In addition to our regional centers, we maintain close contact with over 150 warehouses and distribution terminals in almost all transportation hubs in the U.S. which we have cooperated in the past to support the warehousing and distributing services of our cross-border freight in case such freight requires storage, fulfilment, transloading, palletizing, packaging or distribution in states other than Illinois and Texas. As of June 30, 2024, we had assisted with the customs clearance of cross-border freight of an aggregate assessed value of over $38.0 million.

Leveraging our strong cross-border supply chain service capabilities, extensive service provider network of cross-border freight carriers and U.S. domestic ground transportation carriers, massive and hyper-busy regional warehousing and distribution centers as well as deep understanding of the Asian markets, we have been able to build up our brand and reputation and have achieved fast growth since our inception. For the fiscal years ended June 30, 2024 and 2023, our revenues amounted to $18.3 million and $12.9 million, respectively, and our gross profit amounted to $3.7 million and $2.6 million during the same periods, respectively. As of June 30, 2024, we had fulfilled over 41,000 cross-border supply chain solution orders for freight of an aggregate assessed value of $1.0 billion, delivered to thousands of business and residential addresses in approximately 48 U.S. states.

Corporate History and Corporate Structure

We commenced our operations in February 2018 through American Bear Logistics Corp., a corporation established under the laws of the State of Illinois. From August to September 2023, we completed a reorganization and established our holding company, Lakeside Holding Limited, under the laws of the State of Nevada on August 28, 2023.

On July 1, 2024, we completed our initial public offering, or IPO, and listed our common stock on the Nasdaq Capital Market under the symbol “LSH.” We raised gross proceeds of approximately US$6.8 million from this offering. The gross proceeds were not reflected in our audited consolidated financial statements with respect to the fiscal year ended June 30, 2024 included elsewhere in this Report, and will be reflected in our audited consolidated financial statements with respect to the fiscal quarter ended September 30, 2024 upon the filing of our periodic report on Form 10-Q.

In July 2024, we established a wholly-owned subsidiary in the PRC with an aim to further expand our global footprints.

Our Solutions and Services

We primarily offer cross-border ocean freight solutions and airfreight solutions in the U.S. that are specifically tailored to our customers’ requirements and needs in transporting goods into the U.S.

Services under our cross-border ocean freight solutions and cross-border airfreight solutions typically include (i) cross-border freight consolidation and forwarding services, (ii) customs clearance services, (iii) warehousing and distribution services and (iv) U.S. domestic ground transportation.

Cross-border Freight Consolidation and Forwarding Services

As a licensed non-vessel operating common carrier, or NVOCC and indirect air carrier, we provide cross-border ocean and air freight consolidation and forwarding services either as a freight consolidator or agent for an ocean or air shipping carrier. Solutions under our cross-border freight consolidation and forwarding services include:

Ocean freight consolidation and forwarding: As an ocean freight forwarder, we contract with ocean shipping carriers and/or other sizeable ocean freight forwarders to obtain transportation for a fixed number of containers between various points during a specific time period at agreed-upon rates. We handle both full container loads and less-than-container load freight, offering a wide range of shipping options and rates than available with carriers directly.

Airfreight consolidation and forwarding: As an airfreight forwarder, we purchase cargo capacity from airlines and/or other sizeable airfreight forwarders on a volume basis and resell the space to our customers. We determine the routing, consolidate individual, unconsolidated shipments bounds for a particular airport distribution point, and then select the airline for transportation to the distribution point, where we then arrange for the consolidated lot to be broken into its component shipments and for the transportation of each individual shipments to its final destination.

Through long-term cooperations with almost all major global ocean carriers and air carriers, we offer our freight consolidation and forwarding service customers a wide footprint globally to cater to their shipping and space needs throughout the year, including during peak periods. Since our inception and as of June 30, 2024, through cooperations with almost all major global ocean carriers and air carriers, we had served over 300 customers to forward cross-border shipments consisting of over 31,800 TEU of container loads and 47,800 tons of air cargo.

Customs Clearance Services

We provide customs clearance services to our customers in conjunction with our other service offerings. We typically collaborate with licensed customs brokerage experts to help our customers clear shipments importing into the U.S. through customs by preparing and filing required documentation, calculating and providing for payment of duties, taxes and fees on behalf of our customers as well as arranging for any required inspections by governmental agencies such as the U.S. Customs and Border Protection, or CBP. Our customs clearance services include screening commercial documentation for assessed value, country of origin, application for special trade programs and classification. Since our inception and as of June 30, 2024, we had assisted with the customs clearance of cross-border freight of an aggregate assessed value of over $38.0 million.

Warehousing and Distribution Services

For cross-border freight we pick up at ocean ports and airports that require storage, fulfilment, trans-loading, palletizing, packaging or distribution, we offer ancillary warehousing and distribution services at our two regional warehousing and distribution centers in Illinois and Texas, adjacent to the O’Hare International Airport and Dallas Fort Worth International Airport, respectively, and are connected to almost all major U.S. domestic railroads and/or ports. With an aggregate gross feet area of approximately 98,220 square feet and 39 docks, our regional warehousing and distribution centers have an aggregate daily operation capacity of up to 3,000 cubic meters of freight for storage, packaging and other fulfilment services. Our regional warehousing and distribution centers are generally utilized by multiple customers at a time so that such customers may benefit from cost savings related to shared space, labor, equipment and other efficiencies.

U.S. Domestic Ground Transportation Services

We provide flexible, cost-competitive full-truckload and less-than-truckload ground transportation of cross-border freight to businesses and residences in the U.S. either directly from port to door, or from our regional warehousing and distribution centers to such domestic addresses. Our U.S. domestic ground transportation services are offered through an extensive network in collaboration with our ground transportation service providers.

As of June 30, 2024, we had established a ground transportation network in collaboration with over 200 domestic ground transportation carriers, including almost all major U.S. domestic ground transportation carriers, capable of delivering to thousands of business and residential addresses in approximately 48 U.S. states, on a long-term, short-term or order basis, as the case may be.

In addition, through establishing in-depth and long-standing partnerships with leading supply chain service providers in Asia for domestic supply chain services in the U.S., we have opened pathways to e-commerce and social commerce and have empowered several Asia-based e-commerce and social commerce platform giants to sell into the U.S. more easily and to deliver small-package goods to end consumers in the U.S. more smoothly.

Market Opportunity

The cross-border supply chain solutions industry is highly fragmented with thousands of companies of various sizes competing in domestic and international markets. The overall opportunities in the cross-border supply chain solutions sector are significant. According to McKinsey1, the cross-border supply chain solutions sector is expected to see a significant growth in the coming years. It is estimated that the market size of cross-border e-commerce will expand to around $1 trillion in merchandise value by 2030, from a current value of approximately $300 billion.

We maintain a strong focus on the Asian market. According to McKinsey2, Asia is expected to account for 57% of the growth of the global e-commerce logistics market between 2020 and 2025, making it one of the most important regions for global trade and logistics activities going forward. Our concentration on the Asian market enables us to develop in-depth expertise in serving Asian countries such as China and South Korea and provides us an edge in understanding the nuances and demands in this rapidly evolving market.

Partnering with almost all major global ocean and air carriers, our vast network of global freight carrier partners and in-depth connections with U.S. ground transportation providers can offer customers consistent services, even during peak periods. Such service reliability can be significantly beneficial for e-commerce platforms, social commerce platforms and manufacturers that often times may face supply chain disruptions during peak seasons.

[1]	McKinsey, Signed, sealed, and delivered: Unpacking the cross-border parcel market’s promise (March 2022),https://www.mckinsey.com/industries/travel-logistics-
and-infrastructure/our-insights/signed-sealed-and-delivered-unpacking-the-cross-border-parcel-markets-promise#.

[2]	McKinsey, Asia: The highway of value for global logistics (May 2021), https://www.mckinsey.com/featured-insights/asia-pacific/asia-the-highway-of-value-for-global-logistics

Strengths

We believe the following strengths contribute to our success and differentiate us from our competitors:

Fast-growing U.S.-based cross-border supply chain solution provider with a unique focus on the Asian market

We are an integrated cross-border supply chain solution provider based in the U.S. with a strategic focus on the Asian market. Leveraging our strong cross-border supply chain service capabilities, superior service quality, extensive service provider network of cross-border freight carriers and U.S. domestic ground transportation carriers, massive and hyper-busy regional warehousing and distribution centers as well as deep understanding of the Asian market, we have been able to provide our Asia-based customers with individually-tailored solutions that specifically cater to their requirements and needs in transporting goods into the U.S. Our solutions encompass a wide variety of services such as cross-border ocean and air freight consolidation and forwarding, customs clearance, warehousing and distributing as well as U.S. domestic ground transportation.

We have grown our business rapidly since our inception in 2018. As an Asian American-owned business deeply rooted in the U.S., our accumulated insights and deep understanding of both the U.S. and Asian international trading and logistics service markets have enabled us to build up our brand and reputation cross-border and achieve fast growth since our inception. As of June 30, 2024, we operated two regional warehousing and distribution centers in the U.S., in Illinois and Texas, and we had served over 300 customers and fulfilled over 41,300 cross-border supply chain solution orders for ocean freight and airfreight of an aggregate assessed value of $1.0 billion delivered to thousands of business and residential addresses in approximately 48 U.S. states.

Our revenues increased from $12.9 million for the fiscal year ended June 30, 2023 and to $18.3 million for the fiscal year ended June 30, 2024. The total number of our cross-border supply chain solution orders fulfilled increased significantly from over 10,000 for the fiscal year ended June 30, 2023 to over 16,000 for the fiscal year ended June 30, 2024, while the total number of our customers increased from approximately 190 to 206, respectively, during the same periods.

Extensive service provider network of global freight carriers and U.S. ground transportation carriers

We have established an extensive, long-standing service provider network of global freight carriers for our cross-border freight consolidation and forwarding services. Since inception and as of June 30, 2024, we had collaborated with almost all major global ocean and air carriers to serve over 300 customers to forward cross-border shipments consisting of over 31,800 TEU of container loads and 47,800 tons of air cargo. We have also established a massive, in-depth and long-standing U.S. domestic ground transportation service provider network in collaboration with domestic ground transportation carriers. As of June 30, 2024, we had cooperated with over 200 domestic ground transportation carriers, including almost all major U.S. domestic ground transportation carriers, on a long-term, short-term or order basis, as the case may be. We believe such extensive collaboration network has enabled us to provide our customers with more flexible and optimized options of origin ports, shipping routes, shipping frequency and delivery times that suit their needs better.

Symbiotic relationships with a large base of customers with high demands for supply chain solutions

We forge symbiotic relationships with a large base of customers that are typically Asia- and U.S.-based logistics service companies serving large e-commerce platforms, social commerce platforms and manufacturers to sell and transport consumer and industrial goods made in Asia into the U.S. Since inception and as of June 30, 2024, we had served over 300 customers with over 41,300 cross-border supply chain solution orders fulfilled. We believe our solutions have become a vital, indispensable part of our customers’ international trading and/or service value chain. Our solutions lift the burden associated with searching for, contracting with, coordinating with and paying various freight carriers, customs brokers and U.S. domestic transportation brokers on individual basis and enable our customers to commit their limited operational and managerial resources to their core business activities and achieve their business objectives cost-effectively. For example, we are among the earliest U.S.-based third-party supply chain service suppliers of a top integrated logistics service provider headquartered in China and have served this customer for over three years, enabling this customer to effectively obtain integrated supply chain capabilities and expertise in the U.S. without having devoted substantial operational resources and costs. Leveraging our strong supply chain service capabilities and deep understanding of the Asian market, we have been able to provide our Asia-based customers with customized solutions that specifically cater to their needs. We believe our customized cross-border supply chain solutions offer compelling value propositions to our customers, allowing us to become their go-to third-party service suppliers for exporting and transporting into the U.S.

Persistent focus on providing superior service efficiency and quality

We are driven by a persistent focus on providing highly efficient quality services to our customers. We have standardized, unified and streamlined the protocols and criteria of our wide variety of supply chain service offerings, aiming to provide reliable and best-quality services to customers. For example, we manage our cross-border freight consolidation and forwarding services and our U.S. domestic ground transportation services to specific objectives, such as high customer service scores for on-time delivery and damage-free freight. During the fiscal years ended June 30, 2023 and 2024, among our overall cross-border ocean freight and airfreight supply chain solution orders, the damage rate of the total shipments delivered through our service network of global freight carriers and U.S. domestic ground transportation carriers consistently maintained less than 1.0%. We have also established a customer support regime that is available from 8am to 11pm, seven days a week, to address the needs of our international customers. During the fiscal years ended June 30, 2023 and 2024, over 40.0% and 46.0% of our customers were repeat customers.

Visionary and accomplished young management team with strong industry expertise and in-depth understanding of Asian market

We were founded by two Asian American entrepreneurs who have worked closely together for over seven years. Mr. Henry Liu, our co-founder, chairman of the board of directors and chief executive officer, is a successful Asia-born, U.S.-educated entrepreneur. Mr. Shuai Li, our co-founder, president and chief operating officer, is also of an Asian descent. We benefit from the leadership of such management team with prominent strategic visions, in-depth industry expertise, extensive managerial and operational experience as well as deep understanding of both the U.S. and Asian market. The key members of our management have an average of more than ten years of experience in the logistics service industry. We believe our management’s industry expertise, coupled with their vision and entrepreneurial spirit, has enabled us and will continue to enable us to navigate in the cross-border supply chain solution market successfully.

Our Growth Strategies

We believe that we have a significant opportunity before us, both to further our mission and to strengthen our business and grow our revenues. We are focused on the following strategies to drive our growth:

Solidify our competitive edge and further grow customer base

We have established a global ocean freight and airfreight carrier collaboration network as well as an extensive U.S. domestic ground transportation collaboration network that cater to the needs of our large base of customers in Asia seeking integrated cross-border supply chain solutions, and we have achieved a robust revenue growth during the past few years. We intend to solidify our competitive edge in the cross-border ocean freight solution sector and further grow the scale of our cross-border airfreight solution operations. We seek to deepen the strategic long-term relationships with our global ocean and air carrier service provider as well as U.S. domestic transportation service providers, tap into new markets with them and explore new ways of collaborations. On the other hand, we strive to strengthen our branding and sales efficiencies, increase our presence in Asia and the globe as a U.S.-based integrated cross-border supply chain solution provider, capitalize on the massive opportunities for cross-border supply chain solutions within the thriving global social commerce market driven by consumer purchases directly through social media channels, and expand our customer base globally. We will also continue to optimize our service quality and enhance the experience and loyalty of our customers.

Expand our global footprints more extensively

We seek to provide integrated supply chain solutions to customers globally. We believe there are significant opportunities in the merchandise trade between the U.S. and emerging economies in Southeast Asia and South America, which we intend to leverage on and further expand our global footprints. For example, in addition to our two existing regional warehousing and distribution centers in Illinois and Texas, we plan to establish new hubs and centers in other major border cities in the U.S., such as Houston, Texas and Miami, Florida to cater to the needs in cross-border supply chain solutions from customers in Canada and South America. We also plan to expand our already extensive coverage of Asia-to-U.S. shipping routes provided by our ocean carrier service providers and allow our customers in Asia to have more flexible and optimized options of origin ports, shipping routes and shipping frequency. Moreover, we aim to extend our carrier collaboration network’s reach to penetrate Europe and bring our integrated and streamlined cross-border supply chain solutions to European customers, facilitating the flow of goods from Europe to the U.S. as well as elsewhere in the world.

Diversify and increase the breadth and depth of our service offerings through an organic growth and/or mergers and acquisitions

We intend to expand our portfolio of supply chain solutions and diversify our service offerings to more upstream and downstream sectors throughout the entire international trade value chain through an organic growth and/or mergers and acquisitions. For example, leveraging our existing extensive cross-border logistics network and strong supply chain management capabilities, we plan to expand into the prospective trading market and establish integrated cross-border trading businesses in free-trade zones with a focus on the export of U.S.-made consumer goods to the Asian market and the import of Asia-made consumer goods into the U.S. In addition, we plan to continue to deepen and broaden our current supply chain service offerings by (i) expanding the categories of cargo transported through our cross-border ocean freight solutions and airfreight solutions to cover special cargo, including dangerous goods such as lithium batteries, perishable cargo, wet cargo, and temperature-sensitive goods, and (ii) launching new services such as last mile, inventory management and one-stop multi-model solutions, with an aim to bring more value-adds to our customers.

Optimize operational efficiency and maintain premier service quality

We aim to drive further the operational efficiency of each service offering under our cross-border ocean freight and airfreight solutions, reduce costs and maximize the overall profitability. For example, in addition to utilizing a core technology platform which streamlines and monitors our various service offerings in real time, we plan to upgrade the standardization machinery, systems and functions at our regional warehousing and distribution centers, including to further invest in automation equipment such as industrial conveyor belts to advance the automation processes of sorting, packaging, distribution and trans-loading at these regional centers. We will also continue to strengthen the training of our personnel among the various function departments and adopt a holistic yet rigorous service quality management approach to ensure the premier quality of each service offering under our integrated cross-border supply chain solutions.

Continue to invest in and advance our technologies

We plan to continue to invest in and further digitize our technology platform to address our needs or those of our customers. We believe that efficient and effective use of information technology and advanced automation systems will allow us to further enhance our competitive position and drive our continued growth and profitability. We intend to establish a core technology platform which encompasses our warehousing and distribution system, pricing engine, cross-border ocean and air carrier interface as well as U.S. domestic ground transportation carrier interface, allowing our customers to track the movement of their cross-border freight from end to end. In addition, we aim to develop a proprietary suite of intelligent tools and analytics, incorporating dynamic data science, predictive analytics and machine learning, to aid our daily operations and drive further productivity across our various cross-border supply chain service offerings.

Service Provider Network

We have established an extensive and long-standing service provider network of (i) global freight carriers and (ii) U.S. domestic ground transportation carriers. Since inception and as of June 30, 2024, we had collaborated with almost all major global ocean and air carriers to serve over 300 customers to forward cross-border shipments consisting of over 31,800 TEU of container loads and 47,800 tons of air cargo. We had also cooperated with over 200 domestic ground transportation carriers including almost all major U.S. domestic ground transportation carriers with a domestic ground transportation network of approximately 60,000 drivers and 150 terminals as of June 30, 2024, on a long-term, short-term or order basis, as the case may be. We also collaborate with licensed customs brokerage experts to help our customers clear shipments.

Under our extensive collaboration network, we enable and empower global ocean freight carriers, airfreight carriers, licensed cross-border customs brokers as well as U.S. ground transportation carriers to connect and collaborate, providing reliable, timely and integrated services to our customers.

Our ability to provide services to our customers is highly dependent on good working relationships with these service providers. Maintaining acceptable working relationships with these service parties has gained increased importance in particular as a result of the effect of the pandemic, ongoing concern over terrorism, security, changes in governmental regulation and oversight of international trade. We use a consistent approach in selecting and managing the service suppliers across all of our solution and service offerings, beginning with a rigorous qualification and risk-based diligence process. We only select and engage compliance-focused, efficiently-run and growth-oriented service providers with superior service quality based upon defined value elements and are intentional in our relationship and performance management activities. We consider our current working relationships with these service providers to be satisfactory. However, changes in the financial stability and operating capabilities and capacity of asset-based carriers, capacity allotments available from carriers, governmental regulation or deregulation efforts, modernization of the regulations governing customs brokerage, and/or changes in governmental restrictions, quota restrictions or trade accords could affect our business in unpredictable ways.

Technology

One of the ways in which we deliver superior service to our customers is by empowering our employees with technology. Our industry is evolving, and customers tend to de-risk their supply chains by forming relationships with reliable service providers that have invested in innovation.

We have built a highly scalable proprietary technology platform on the cloud — the American Bear Logistics Data Tool Management Platform, which streamlines our variety of service offerings and promotes our overall operating efficiency. Our technology platform, powered by sophisticated analytics of the massive amounts of route and price data derived from the past provision of our solutions and services, (i) optimizes the route-building and pricing for both our cross-border freight forwarding and domestic ground transportation services, (ii) allows for automated, real-time fee quotes for our cross-border ocean freight solutions and airfreight solutions between almost any origin and destination ports at any time and (iii) provides for automatic contractual account management, document generation and recordkeeping.

In addition, for our two regional warehousing and distribution centers, we developed an intelligent warehousing system which allows us to manage our storage remotely, prevents stockouts and overstocking and enables intelligent replenishment and order fulfilment. For example, this warehousing system automatically sends alerts when inventory levels reach predetermined thresholds, ensuring timely restocking and promoting operational efficiency.

We have developed reliable and stable network infrastructure to ensure high availability and a low risk of downtime. We primarily utilize third-party cloud service providers to host our network infrastructure for core operational functionality, data backup, and intelligence application.

We process a large amount of freight-related data on our platform. We take the privacy of personal data and confidential information seriously and have implemented an internal data security management policy. We also utilize a system of firewalls to prevent unauthorized access to our internal systems. Our technology department monitors the performance of our websites, technology systems and network infrastructure and responds promptly to potential problems. We also review, improve and iterate our data privacy policies and security foundation on a continued basis.

Competition

The market for integrated cross-border supply chain solution providers is a highly fragmented market with fierce competition. We face competition with other cross-border supply chain solution providers, particularly those with a focus on the Asian market.

We compete primarily on the following factors:

●	customer relationships;

●	caliber and quality of services;

●	modes of transportation;

●	technology infrastructure and capabilities; and

●	industry experience and expertise.

We are well-positioned to effectively compete based on the factors listed above. However, some of our current or future competitors may have greater financial or operational resources, greater brand recognition, or a longer operating history, which could enable them to respond more quickly to changes in market dynamics and customer demands and preferences, devoting greater resources towards seizing this market than we can.

Sales and Marketing

We believe brand recognition is critical to our ability to acquire or retain our existing or new customers, and our general marketing efforts are designed to enhance our brand awareness and reputation among them. We primarily attract new customers with testimonials of our cross-border supply chain solutions and referrals by our existing customers. We also approach prospective customers by attending international trade fairs, exhibitions and conferences as well as events held by local chambers of commerce. We regularly conduct key performance indicator reviews with our customers and take measures to maintain close rapport with them.

Intellectual Property

Our ability to obtain and maintain intellectual property protection for our proprietary technology platform, preserve the confidentiality of our trade secrets, and operate without violating the intellectual property rights of others is important to our success. We have adopted a number of measures to protect our intellectual property and brand, including trademarks, confidentiality procedures, non-disclosure agreements and employee non-disclosure agreements, to establish and protect our proprietary rights. Despite these efforts, there can be no assurance that we will adequately protect our intellectual property.

As of June 30, 2024, we had obtained the trademark registration for our key trademark, American Bear Logistics. In addition, we have registered domain names for websites that we use in our business, such as www.americanbearlogistics.com.

Insurance

We maintain insurance for commercial automobile and trucker’s liability, commercial general liability and cargo legal liability, as well as property coverage with coverage limits, deductibles and self-insured retention levels that we believe are reasonable given the varying historical frequency, severity and timing of claims.

Seasonality

Our revenue and profitability in the fourth quarter are typically higher than those during the first, second and third quarters of the calendar year. We believe the surge in the fourth quarter of the calendar year is in part due to the increase in demand experienced by many of our customers as a result of the increased purchases during the holiday season, which leads to higher need for our supply chain solutions and services. It is not possible to reliably predict whether our historical revenue and profitability trends will continue to occur in future periods.

Employees

Our people are key to our success. As of June 30, 2024, we had a workforce of 50 full-time employees across various functions. None of our employees are represented by labor unions or work under any collective bargaining agreements. We have not experienced any work stoppages, and we believe that our employee relations are strong.

We work diligently to create an equitable and inclusive work environment for our diverse group of people who are young, energetic, highly educated and multi-lingual. As of June 30, 2024, our overall workforce is 100% of a minority ethnicity and 62% of female. In addition, among such workforce, 30% holds a bachelor’s degree, 46% holds an advanced degree such as a master’s degree, and 98% is bi-lingual. We provide equal opportunities for growth, success, promotion, learning and development, and aim to achieve parity in the way we organize and manage operations. We are focused on building support across all functions and individuals, ensuring everyone has a voice, and treats each other with respect.

Government Regulations

As a U.S.-based integrated cross-border supply chain solution provider offering customized ocean freight solutions and airfreight solutions in the U.S. that specifically cater to customers’ requirements and needs in transporting goods into the U.S., our operations are substantially governed by U.S. laws and regulations. We are required to obtain certain licenses, permits and approvals from the relevant governmental authorities in order to operate our business, including but not limited to licenses of an ocean transportation intermediary (sometimes referred to as an NVOCC), an indirect air carrier, a container freight station, and licenses issued by the International Air Transport Association. To the extent material to our understanding, as of the date of this report, we believe that we have obtained all licenses, permits and approvals from the relevant governmental authorities necessary for our business operations in the U.S. Given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, and the promulgation of new laws and regulations and amendment to the existing ones, we may be required to obtain additional licenses, permits, registrations, filings or approvals for our business operations in the future. We cannot assure you that we will be able to obtain, in a timely manner or at all, or maintain such licenses, permits or approvals, and we or the affiliated entities may also inadvertently conclude that such permissions or approvals are not required. Any lack of or failure to maintain requisite approvals, licenses or permits applicable to us or the affiliated entities may have a material adverse impact on our business, results of operations, financial condition and prospects and cause the value of any securities we offer to significantly decline or become worthless.

This section provides an overview of the key regulations and legal considerations in the U.S. pertaining to our cross-border ocean freight solutions and cross-border airfreight solutions. To the extent material to our understanding, we do not believe any current foreign governmental regulations impose material restraints on our business operations as of the date of this report. We further acknowledge that in the course of our operations, we are committed to complying with applicable data protection laws and regulations that govern the privacy and security of data it handles, which are increasingly global in scope due to the nature of cross-border supply chain solutions.

Regulations Relating to Labor and Employment

Pursuant to federal and state laws, we adhere to labor and employment laws at the federal and state levels. This includes fair employment practices, wage and hour regulations, worker safety, and anti-discrimination law. We are committed to providing a fair and inclusive workplace environment that respects the rights of our employees and fosters a culture of diversity and equality.

Regulations Regarding Cross-border Freight Forwarding Services

Interstate and international transportation of freight is highly regulated under U.S. law, and failure to comply with these regulations can have significant consequences, including substantial fines or the revocation of operating permits and authorities for both transportation intermediaries and their shipper customers. As a freight forwarder in operating the cross-border freight forwarding services by collaboration with the shipping carriers, the regulations that currently impact our operations and those that may affect us in the future are as follows.

Air Freight Forwarding Services

In accordance with the Federal Aviation Act enforced by the Federal Aviation Administration within the U.S. Department of Transportation, and the Transportation Security Administration (the “TSA”) within the Department of Homeland Security (the “DHS”), an air freight forwarder is classified as an indirect air cargo carrier. Even if air freight forwarders enjoy exemptions from the majority of the Federal Aviation Act’s requirements through compliance with the Economic Aviation Regulations, the industry remains under the constant scrutiny of evolving regulatory and legislative developments, and these developments have the potential to significantly impact the industry’s economic landscape, necessitating adjustments to operational practices and exerting influence on both service demands and associated costs. Regarding our involvement in the air transportation sector within the United States, we are subject to regulatory oversight by the TSA within the DHS as an indirect air carrier. All indirect air carriers operating in the United States must adhere to mandated security protocols and undergo periodic audits conducted by the TSA. According to Federal Code 71 FR 33255, each indirect air carrier must allow the TSA, at any time or place, to make any inspections or tests, including copying records, to determine compliance of an airport operator, aircraft operator, foreign air carrier, and indirect air carrier. At the request of the TSA, each indirect air carrier also has to provide evidence of compliance with this subchapter and its indirect air carrier security program, including copies of records. The TSA may enter and be present with in areas where security measures required by the TSA are carried out without access media or identification media issued or approved by the indirect air carrier, an airport operator, or aircraft operator, in order to inspect or test compliance, or perform other such duties as the TSA may direct.

Ocean Freight Forwarding Services/NVOCC

As a licensed NVOCC, we fall within the regulatory purview of the FMC, a regulatory authority that oversees and licenses ocean forwarding operations. This oversight includes compliance with FMC tariff filing and surety bond mandates, as well as adherence to the Shipping Act of 1984, which contains provisions that specifically prohibit rebating practices.

Pursuant to FMC rules, all NVOCCs based in the U.S. and all international ocean freight forwarding agencies and their branches are required to obtain a license from the FMC’s Bureau of Certification and Licensing by filing Form FMC-18. Entities engaging in international freight forwarding operations or conducting business as NVOCCs who do not complete or maintain the filing may result in denial, revocation or suspension of an ocean transportation intermediary license. We hold the license as an Ocean Transportation Intermediary (“OTI”), which is sometimes interchangeably referred to as an NVOCC, and persons who operate without the proper license may be subject to civil penalties not to exceed $9,000 for each violation. Additionally, the FMC has also established precise criteria for shipping agents, inclusive of specific surety bonding prerequisites, and it is responsible for the economic regulation of OTI/NVOCC activity originating or terminating in the United States as well. In order to comply with these economic regulations, OTI/NVOCC entities, such as our company, are mandated to electronically submit tariffs, delineating the rates applicable to the transportation of specified commodities to and from the United States, and the FMC possesses the authority to enforce these regulations, including the imposition of penalties for non-compliance.

Freight Forwarder Liability

Generally, the limitation of liability of freight forwarders is identical to the international agreements that are applicable to carriers. There are multiple conventions that restrict the carriers’ liability such as by setting as specific monetary limit per package or weight. For instance, ocean carriers can incorporate the Carriage of Goods by Sea Act into their Bills of Lading to limit their liability to $500 per unit. The Montreal Convention imposes a limit on the air carrier’s liability, capping it at a maximum of 22 special drawing rights per gross kilogram of the cargo that has been lost or damaged.

Freight forwarder’s liability also depends on their insurance coverage. In situations where goods get damaged or lost during transportation without an All Risk Cargo Policy or if the shipper chooses not to initiate a claim, the shipper will seek damages from all parties engaged in the transportation of goods, including carriers, warehouse operators, and the freight forwarders. If the insurance coverage is “All Risk,” then the shipper will recover through the insurance. However, if the losses exceed the amount recovered, shippers will go after the outstanding parties.

Furthermore, the extent of a freight forwarder’s liability is determined by the roles it assumes. When a freight forwarder issues a House Bill of Lading stating itself as the carrier, it assumes the role of principal, subjecting itself to the laws, regulations, and limitations applicable to carriers. When a freight forwarder issues a House Bill of Lading designating the common carrier (not the freight forwarder) as the carrier, the freight forwarder takes on the role of a broker or agent. In this scenario, the freight forwarder is often exempted from legal liabilities.

Forwarding agents must comply with the Export Administration Regulations (the “EAR”), a set of United States export guidelines and prohibitions that regulate the export restrictions of sensitive goods. It is essential to note that regardless of whether they are freight forwarders or other agents, their involvement in various tasks does not exempt them from their compliance obligations. Agents are accountable for the representations they make when filing export data. No individual, including an agent, may engage in any transaction if they have knowledge that it violates the EAR, has the potential to violate it, or is intended to do so. Pursuant to the Supplement No. 1 to Part 732 of the EAR, agents and exporters must assess the presence of red flags, exercise due diligence in investigating them, and ensure they do not overlook suspicious circumstances. Neglecting these responsibilities could result in a violation of the EAR. Additionally, it’s worth noting that the primary responsibility for EAR compliance rests with the principal parties in interest (the “PPI”) involved in a transaction. The EAR stipulates that the U.S. PPI must provide the foreign PPI and its agent with the correct Export Control Classification Number (the “ECCN”) or sufficient technical information to determine it, upon request. The U.S. PPI is obligated to furnish any information that could impact the determination of licensing authority as well. Under the Foreign Trade Regulations (15 C.F.R. Part 30), the U.S. PPI must supply specific data to the agent for electronic export information filing purposes.

Further, in a routed export transaction, the U.S. agent representing the foreign PPI is considered the “exporter” under the EAR. They are responsible for determining licensing authority and obtaining the necessary license or authorization for the export. In such cases, the agent representing the foreign PPI must obtain a power of attorney or written authorization to act on their behalf. However, if the U.S. PPI fails to obtain the required authorization from the foreign PPI, they become the “exporter” and must handle licensing authority and obtain the appropriate license, even in the context of a routed export transaction for electronic export information filing. However, in a non-routed transaction, if the U.S. PPI authorizes an agent to prepare and file the export declaration on their behalf, the U.S. PPI assumes the role of the “exporter” under the EAR. In this scenario, the U.S. PPI is obliged to: (i) provide the agent with necessary information for the Automated Export System (the “AES”) submission, which is a system the U.S. exporters use to electronically declare their international exports, known as the Electronic Export Information (the “EEI”), to the Census Bureau to help compile U.S. export and trade statistics; (ii) authorize the agent to complete the AES submission through a power of attorney or written authorization; and (iii) maintain documentation supporting the information provided to the agent for the AES submission.

If authorized by either the U.S. or foreign PPI, the agent bears responsibility for: (i) preparing the AES submission based on information from the U.S. PPI; (ii) maintaining documentation supporting the AES submission information; and (iii) furnishing a copy of the AES filing to the U.S. PPI upon request. It is crucial to highlight that both the agent and the authorized PPI share responsibility for the accuracy of entries in an AES submission. Agents should exercise caution in using “No License Required” designations and avoid unsupported entries. In cases where agents lack technical expertise for commodity classifications, they should obtain supporting documentation for ECCNs.

Regarding documentation requirements in EAR’s Part 762, which applies to all transactions subject to the EAR, it outlines records that must be maintained, those exempt from maintenance, requirements for producing records, and the retention period. Additionally, various other recordkeeping requirements apply, including those from Customs (19 CFR Part 163), the Department of State (ITAR and 22 CFR Part 122.5), the Census Bureau (15 CFR 30.66(c)), and Treasury’s OFAC (31 CFR Part 501). Further details on EAR rules and regulations applicable to freight forwarders can be consulted in Sections 758.1 through 758.6, 748.4, and 750.7(d) within the EAR.

Regulations Relating to Cargo Examinations

One of the integral functions performed by freight forwarders is to handle customs examinations. Regulations enforced by CBP mandate that all cargo entering the U.S. from any foreign territories undergo physical examination by the U.S. government to ensure compliance with U.S. laws and regulations. Under the Title 19 of the United State Code (19 U.S.C.), CBP is authorized to inspect, examine and search all goods entering the U.S., including but not limited to cargo transported by air, sea, land, or mail. CBP facilitates this process through the use of an electronic system, allowing importers, brokers, and other trade partners to submit data and documentation, as well as providing the cargo information, including entry summaries and customs declarations to CBP. Additionally, the TSA established rules for air cargo security, mandating screening and inspection to mitigate the potential threats. Pursuant to 49 CFR part 1549, TSA-certified cargo screening facilities across the United States to screen cargo before it is transported on passenger flights. Certified facilities must adhere to strict security programs and chain of custody requirements to secure cargo from screening until it is loaded onto passenger aircraft.

Regulations Regarding Warehousing and Distribution Services

Container Freight Stations (“CFS”) Regulations

Our operations encompass warehousing and distribution services conducted within our regional warehousing and distribution centers. We own a CFS, which is licensed and certified by U.S. Customs. CFS facilities are an integral part of the logistics and shipping industry, where cargo containers are consolidated, deconsolidated, and temporarily stored during the import and export process. Besides consolidation and storage, CFS provide aspect rum of supplementary services, including documentation, custom examination, export clearance procedure. CFS facilities often handle imported and exported goods, so they must comply with customs regulations specific to the country or region in which they are located. This can include procedures for customs clearance, documentation, and security measures to prevent smuggling and ensure compliance with trade laws.

Pursuant to 19 CFR Part 19, the establishment of a container station, independent of the importing carrier, is subject to application submission and approval by the port director. Additionally, a Customs Form 301 must be filed, featuring bond conditions as stipulated in § 113.63 of such chapter, with the bond amount determined by the port director. Any alterations to or relocation of a container station require permission from the relevant port director. Furthermore, an application fee will be assessed by customs, with charges based on the average time required by customs officers to perform the service.

For containerized cargo, whether it needs transportation from the point of unloading to a designated container station or is received directly at the container station from a bonded carrier following in-bond transportation, an entry of merchandise must be filed. Permission is sought for the purpose of breaking bulk and redelivery of the cargo. In addition, concerning the transfer of containers, our container station operator must file an application for the transfer of merchandise with the customs authorities or customs inspector at the location where the container is unloaded, or for merchandise transported in-bond, at the designated facility of the bonded carrier as determined by the port director. Such filings must adhere to the prescribed format as per regulations. As outlined in 39 FR 4876, when the container station operator utilizes their own vehicle to transfer merchandise to their station, the merchandise may only be transferred by a bonded cartman or bonded carrier. The station operator, cartman, or carrier must issue a receipt for the merchandise on both copies of the application.

Regulations of Transportation Security Administration

Pursuant to 49 CFR part 1548, we, as an indirect air carrier, must adopt and carry out a TSA-approved security program that meets current TSA requirements and is renewed annually. TSA principal security inspectors are the primary point of contact for the application process and approval of certification. Moreover, the TSA requires us to conduct known shipper programs and as the TSA’s known shipper management system requires, we must comply with a range of specific security requirements to qualify our clients as known shippers.

Regulations Relating to Intellectual Property, Data Protection and Security

In the rapidly digitizing landscape of supply chains, data protection has emerged as a significant challenge for the logistics sector. The Privacy Act of 1974 and the General Data Protection Regulation (the “GDPR”) have been enacted to ensure data privacy, regulatory frameworks and laws in order to safeguard this valuable information. Companies like us now shoulder the added responsibility of overseeing the proper collection and utilization of the vast volumes of customer data circulating within the logistics supply chain.

The Privacy Act of 1974, with amendments up to the present day, including Statutory Notes (5 U.S.C.552a), plays a vital role in protecting records about individuals, retrieved by personal identifiers such as names, social security numbers, or other identifying information. It dictates how federal agencies collect and use data related to individuals in their records systems. The act unequivocally bars agencies from disclosing personal information without written consent from the individual, except under specific circumstances, such as for statistical purposes by the Census Bureau. Individuals also retain the right to access their records, request corrections if inaccuracies exist, and demand protection against unwarranted invasions of their privacy. Additionally, we also recognize the importance of data privacy and security and comply with applicable regulations, including the GDPR, where applicable. Companies implement measures to safeguard customer and employee data, ensuring proper collection, storage, and usage practices. Non-compliance with these regulations carries the potential for legal consequences that could impact the company’s operations and financial performance. We are unwavering in our commitment to upholding the highest standards of regulatory compliance to ensure the long-term success and sustainability of our business operations.

Third-Party Logistics Providers, or 3PLs, like us, commonly find themselves privy to sensitive or confidential information about shippers or carriers, often protected by statutes or contractual agreements. Even in cases where no negligence is involved, 3PLs can be held accountable for disclosing such private and safeguarded information. Given their substantial involvement in a shipper’s operations while providing logistics services, contracts between shippers and 3PLs often incorporate confidentiality provisions. These provisions are essential safeguards to protect the integrity of sensitive data in the complex landscape of logistics, where trust and security are paramount.

Available Information

Our website address is www.lakeside-holding.com and our subsidiary's website address is www.americanbearlogistics.com. The information on, or that can be accessed through, our websites is not part of this report and is not incorporated by reference herein. We have included our websites address as inactive textual reference only.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information required under this item. For risks relating to our Company and our operations, see the section titled “Risk Factors” contained in our prospectus dated June 27, 2024, filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) under the Securities Act.

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company and are not required to provide the information required under this item.

Item 1C. Cybersecurity.

Risk Management and strategy

As part of our broader risk management system and processes, we maintain procedures for identifying, assessing, and managing material risks from cybersecurity threats that is designed to protect the confidentiality, integrity, and availability of our critical systems and information.

We track and log security incidents across our company and our customers to remediate and resolve any such incidents. Significant incidents, if any, shall be reviewed by chief executive officer and chief operating officer, with the assistance from our information technology department, to assess and determine its materiality or potentiality of becoming material. Our senior management makes the final materiality determinations and disclosure and other compliance decisions.

As of the date of this annual report, we have not experienced any material cybersecurity incidents or identified any material cybersecurity threats that have affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

Governance

Our board of directors does not have a standing risk management committee, but rather directly administers its oversight function as a whole. Our board of directors will (i) lead in a direction that minimizes the risk of unauthorized and malicious use, disclosure, potential theft, alteration or damaging effects of our operations while concurrently enabling the sharing of information in cyberspace, and (ii) ensure that risks to the confidentiality, integrity or availability of Company-owned information assets are managed appropriately, and (iii) review disclosure concerning cybersecurity matters in our annual report on 10-K presented by our chief executive officer, chief financial officer, and other personnel in charge of cybersecurity matters.

Item 2. Properties.

We lease approximately 65,981 square feet in Itasca, Illinois, including approximately 8,838 square feet for our U.S. headquarters and 57,143 square feet for a regional warehousing and distribution center. The lease of our facility in Itasca, Illinois expires in April 2026 with an option to extend the lease for an additional five-year term. We also lease approximately 46,657 square feet in Irving, Texas, where we operate another regional warehousing and distribution center. The lease of this facility expires in May 2029 with an option to extend the lease for an additional five-year term. We may add additional offices as we expand our business to other states and countries. We believe that our facilities are sufficient for our current needs and that, should it be needed, additional facilities will be available to accommodate the expansion of our business.

Item 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings, investigations and claims incidental to the conduct of our business. We are currently not a party to, nor are we aware of, any legal proceedings, investigations or claims which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “LSH.” On September 25, 2024, the closing sale price of our common stock was $2.25 per share.

Holders of Record

As of September 25, 2024, we had approximately six holders of record of our common stock.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Performance Graph

We are a smaller reporting company and are not required to provide the information required under this item.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Use of Proceeds from Initial Public Offering of Common Stock

On July 1, 2024, we completed our IPO of 1,500,000 shares of common stock, at a price of $4.50 per share, before underwriting discounts and commissions. The offering was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-278416), which was declared effective by the SEC on June 27, 2024.

As of the date of this annual report, with the proceeds of the IPO, we used approximately $1.8 million for in marketing activities and business expansion and used approximately $1.3 million for working capital needs.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of the issuer’s securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a) (3) the Exchange Act, during the fourth quarter of the fiscal year ended June 30, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. All amounts included herein with respect to the fiscal years ended June 30, 2024 and 2023 are derived from our audited consolidated financial statements included elsewhere in this Report. Our financial statements have been prepared in accordance with the U.S. GAAP.

Overview

We are a U.S.-based integrated cross-border supply chain solution provider with a strategic focus on the Asian market including China and South Korea. We primarily provide customized cross-border ocean freight solutions and airfreight solutions in the U.S. that specifically cater to our customers’ requirements and needs in transporting goods into the U.S. We offer a wide variety of integrated services under our cross-border ocean freight solutions and cross-border airfreight solutions, including (i) cross-border freight consolidation and forwarding services, (ii) customs clearance services, (iii) warehousing and distribution services and (iv) U.S. domestic ground transportation services.

Founded in Chicago, Illinois in 2018, we are an Asian American-owned business rooted in the U.S. with in-depth understanding of both the U.S. and Asian international trading and logistics service markets. Our customers are typically Asia- and U.S.-based logistics service companies serving large e-commerce platforms, social commerce platforms and manufacturers to sell and transport consumer and industrial goods made in Asia into the U.S. Since inception and as of June 30, 2024, we had served over 300 customers to fulfill over 41,000 cross-border supply chain solution orders.

We have established an extensive collaboration network of service providers, including global freight carriers for our cross-border freight consolidation and forwarding services as well as domestic ground transportation carriers for our U.S. domestic transportation services. Since inception and as of June 30, 2024, we had collaborated with almost all major global ocean and air carriers to forward 31,300 TEU of container loads and 47,800 tons of air cargo. As of June 30, 2024, we had also cooperated with over 200 domestic ground transportation carriers, including almost all major U.S. domestic ground transportation carriers, on a long-term, short-term or order basis, as the case may be.

We operate two massive and hyper-busy regional warehousing and distribution centers in the U.S., in Illinois and Texas. With an aggregate gross feet area of approximately 75,014 square feet and 34 docks, our regional warehousing and distribution centers have an aggregate daily floor load of up to 3,000 cubic meters of freight. In addition to our self-operated regional centers, we maintain close contact with over 150 warehouses and distribution terminals in almost all transportation hubs in the U.S. which we have cooperated in the past to support the warehousing and distributing services of our cross-border freight in case such freight requires storage, fulfilment, transloading, palletizing, packaging or distribution in states other than Illinois and Texas. As of June 30, 2024, we had assisted with the customs clearance, in conjunction with our other service offerings, of cross-border freight of an aggregate assessed value of over $38.0 million.

Leveraging our strong cross-border supply chain service capabilities, extensive service provider network of cross-border freight carriers and U.S. domestic ground transportation carriers, massive and hyper-busy regional warehousing and distribution centers as well as deep understanding of the Asian market, we have been able to build up our brand and reputation and have achieved fast growth since our inception. For the fiscal years ended June 30, 2024 and 2023, our revenues amounted to $18.3 million and $12.9 million, respectively, and our gross profit amounted to $3.7 million and $2.6 million during the same periods, respectively. As of June 30, 2024, we had fulfilled over 41,000 cross-border supply chain solution orders for freight of an aggregate assessed value of $1.0 billion, delivered to thousands of business and residential addresses in approximately 48 U.S. states.

Key Factors Affecting Our Results of Operations

We believe the most significant factors that affect our business and results of operations include the following:

Our Ability to Expand Our Customer Base

Our results of operations are dependent upon our ability to expand and maintain our customer base. Since inception and as of June 30, 2024, we had served over 300 customers to fulfill over 41,000 cross-border supply chain solution orders. We will continue to expand our customer base to achieve a sustainable business growth. We aim to attract new customers and maintain our existing customers. We plan to improve the quality and expand the variety of our services to obtain more customers.

Our Ability to Control Costs

Our results of operations are affected by our ability to control costs including transportation and delivery costs, warehouse service charges, custom declaration and terminal charges, freight arrangement charges and other overhead cost allocation, which may be subject to factors, including, among other things, fluctuations in wage rates, fuel prices, toll fees, and leasing costs. Effective cost-control measures have a direct impact on our financial condition and results of operations. For example, our cross-border freight carrier and U.S. domestic ground transportation carrier services providers use large quantities of fuel to operate vehicles, and therefore, hence the higher fuel cost incurred by them may causes our higher fee rates cost charged on us by such the service providers. The availability and price of fuel and third-party transportation capacity are subject to political, economic, and market factors that are beyond our control. We also incur a significant amount of costs in relation to transportation and labor. Any unexpected increase in these costs, which is subject to factors beyond our control, could adversely impact our profitability. We have adopted, and expect to adopt, additional cost control measures. However, the measures we have adopted or will adopt in the future may not be as effective as expected. If we are not able to effectively control our costs and adjust the level of fee rates based on operating costs and market conditions, our profitability and cash flow may be adversely affected.

Our Ability to Provide High-quality Services

Our results of operations depend on our ability to maintain and further enhance our service quality. Together with our network of service providers, we provide integrated cross-border ocean and air freight supply chain solutions and services to our customers. If we or our service providers are unable to provide express delivery services in a timely, reliable, safe and secure manner, our reputation and customer loyalty could be negatively affected. In additional, if our customer service personnel fail to satisfy customer needs or respond effectively to customer complaints, we may lose potential or existing customers and experience a decrease in customer orders, which could have a material adverse effect on our business, financial condition and results of operations.

Strategic Acquisitions and Investments

Our results of operations also depend on our ability to pursue strategic acquisitions and investments in expanding our global footprints, diversifying our service offerings, and advancing our technologies. We may selectively pursue mergers, acquisitions, investments, joint ventures and partnerships that we believe are strategic and complementary to our operations and technology. However, we cannot assure you that we will make prudent decisions at all times. Our ability to successfully execute or effectively operate, integrate, leverage and grow these investments or strategic partnerships could impact our results of operations and financial conditions.

Impact of COVID-19

The global spread of COVID-19 and the efforts to control it have slowed global economic activity and disrupted, and reduced the efficiency of, normal business activities in much of the world. The pandemic has resulted in authorities around the world implementing numerous unprecedented measures such as travel restrictions, quarantines, shelter in place orders, and factory and office shutdowns. These measures have impacted and will likely continue to impact our workforce and operations, and those of our customers and suppliers.

Delays and congestions at various ports as a result of the COVID-19 restrictions during the pandemic also prolonged the delivery times for certain of our cross-border freight. Additionally, ocean freight carriers have consolidated with the potential for more to occur in the future. COVID-19 has placed significant stress on our global ocean and air freight carriers, U.S. domestic ground transportation carriers as well as other service providers, which may result in reduced carrier capacity or availability, pricing volatility or more limited carrier transportation schedules and other services that we utilize, which could adversely impact our business, financial condition and results of operations.

In response to governmental directives and recommended safety measures, we have implemented personal safety measures at all of our facilities. However, these measures may not be sufficient to mitigate the risk of infection by COVID-19. If a significant number of our employees, or third parties performing key functions, including our chief executive officer and members of our board of directors, become ill, our business may be further adversely impacted.

The impact of COVID-19 pandemic on us in the future will depend on future developments which are highly unpredictable and beyond our control, such as the frequency, duration and severity of the resurgence of COVID-19 and the emergence of new variants, as well as the measures that may be taken by governments around the world in response to these developments, the impact of the pandemic on the global economy and the measures taken by governments to stimulate the general economy. Therefore, we cannot guarantee that the pandemic will not continue to have an adverse effect on our business and results of operations in the future, which may be material.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, service providers and stockholders.

Key Components of Results of Operations

Revenues. We generate revenues primarily by providing customized cross-border ocean freight solutions and airfreight solutions to customers that specifically cater to their requirements and needs in transporting goods into the U.S. Under the service agreements with our customers, we offer a wide variety of integrated services under our cross-border ocean freight solutions and cross-border airfreight solutions, including (i) cross-border freight consolidation and forwarding services, (ii) customs clearance services, (iii) warehousing and distribution services and (iv) U.S. domestic ground transportation services.

Cost of Revenues. Our cost of revenues mainly comprises transportation and delivery costs, warehouse service charges, custom declaration and terminal charges, freight arrangement charges and other overhead cost allocation which includes operating and financing lease-related costs, depreciation expenses of property and equipment and other miscellaneous expenses.

Selling Expenses. Our selling expenses mainly represent commissions paid to unrelated parities for customer referrals.

General and Administrative Expenses. Our general and administrative expenses primarily include salaries and staff benefits, repair and maintenance expense, depreciation on property and equipment, lease expenses, travelling and entertainment, bank charges, legal and professional fees, insurance expenses and other office expenses.

Other Income. Our other income primarily consists of rental income and employee retention credit received, if any.

Interest Expenses. Our interest expenses primarily consist of the interest expenses incurred for finance leases, equipment loans, vehicle loans and other loans and interest for late paid for credit card.

Income Tax Expenses. Our income tax expenses consist primarily of U.S. federal, state income taxes and replacement tax in the state of Illinois.

Fiscal Year Ended June 30, 2024 Compared to Fiscal Year Ended June 30, 2023

Results of Operations

The following table summarizes our consolidated results of operations and percentages of certain items in relation to total revenues for the fiscal years ended June 30, 2024 and 2023. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the fiscal year ended June 30,
	2024		2023
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Cross-border ocean freight solutions	$7,873,835	43.0%	$8,073,685	62.7%	$(199,850)	(2.5)%
Cross-border airfreight solutions	10,441,320	57.0%	4,799,206	37.3%	5,642,114	117.6%
Total revenues	18,315,155	100.0%	12,872,891	100.0%	5,442,264	42.3%
Cost of revenues	14,599,198	79.7%	10,308,602	80.1%	4,290,596	41.6%
Gross profit	$3,715,957	20.3%	$2,564,289	19.9%	$1,151,668	44.9%

Revenues

Our total revenues increased by $5.4 million, or 42.3%, from $12.9 million in the fiscal year ended June 30, 2023, to $18.3 million in the fiscal year ended June 30, 2024. The significant increase was primarily driven by higher revenues from our cross-border air freight solutions, partially offset by a decrease in revenues from our cross-border ocean freight solutions.

Revenues generated from our cross-border ocean freight solutions decreased by $0.2 million, or 2.5%, from $8.1 million in the fiscal year ended June 30, 2023, to $7.9 million in the fiscal year ended June 30, 2024. The volume of cross-border ocean freights processed and forwarded increased from 4,218 TEU in the fiscal year ended June 30, 2023, to 5,458 TEU in the fiscal year ended June 30, 2024. However, due to fierce competition in ocean freight market and lower customer demand post COVID-19 pandemic, we offered more customized services that involved only one or a few stages of the freight solution process for individual customers. This led to a decreased unit revenue per TEU compared to the same period in the prior year. As a result, the gross revenue generated from our cross-border ocean freight solution slightly decreased compared to the same period in the prior year.

Revenues generated from our cross-border airfreight solutions increased by $5.6 million or 117.6% from $4.8 million in the fiscal year ended June 30, 2023, to $10.4 million in the fiscal year ended June 30, 2024. The increase was primarily due to a rise in the volume of cross-border air freight processed, from approximately 12,966 tons for the fiscal year ended June 30, 2023, to approximately 26,160 tons for the fiscal year ended June 30, 2024. This surge can be attributed to our heightened focus on cross-border airfreight solutions in the second half of the fiscal year ended June 30, 2023, in response to the growing demand for our services, fueled by the continued expansion of the e-commerce industry.

We expect our revenues to continue growing due to the resurgence of the U.S. economy post-COVID-19, ongoing reductions in ocean freight charges stimulating import and export activities, and the persistent trend of online purchases. This trend highlights the need for prompt delivery to end-consumers with competitive pricing.

Revenues by Customer Geographic

	For the fiscal year ended June 30,
	2024		2023
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Asia-based customers	$13,081,165	71.4%	$5,531,468	43.0%	$7,549,697	136.5%
U.S.-based customers	5,233,990	28.6%	7,341,423	57.0%	(2,107,433)	(28.7)%
Total revenues	18,315,155	100.0%	12,872,891	100.0%	5,442,264	42.3%

Revenues generated from the Asia-based customers increased by $7.5 million, or 136.5%, from $5.5 million in the fiscal year ended June 30, 2023, to $13.1 million in the fiscal year ended June 30, 2024. Revenues generated from the U.S.-based customers decreased by $2.1 million, or 28.7%, from $7.3 million in the fiscal year ended June 30, 2023 to $5.2 million in the fiscal year ended June 30, 2024.

The increase in revenues from Asia-based customers in the fiscal year ended June 30, 2024, was driven by a surge in volume from these customers, particularly those serving large e-commerce platforms. This growth can primarily be attributed to the rising demand for our services, which is a direct result of the overall expansion of the e-commerce market in the U.S.

The decrease in revenue from the U.S.-based customers in the fiscal year ended June 30, 2024, compared to the fiscal year ended June 30, 2023, was primarily due to our shift in focus toward Asia-based e-commerce customers. Additionally, special projects with larger shipment volumes from U.S. customers were completed in the fiscal year ended June 30, 2023, with no similar projects in the fiscal year ended June 30, 2024.

Cost of Revenues

A breakdown of our cost of revenues for the fiscal years ended June 30, 2024 and 2023 is as follows:

	For the fiscal year ended June 30,		Amount Increase	Percentage Increase
	2024	2023	(Decrease)	(Decrease)
Transportation and delivery costs	$7,477,986	$5,860,066	$1,617,920	27.6%
Warehouse service charges	2,886,406	1,391,081	1,495,325	107.5%
Custom declaration and terminal charges	2,374,101	1,580,615	793,486	50.2%
Freight arrangement charges	486,357	416,068	70,289	16.9%
Overhead cost	1,374,348	1,060,772	313,576	29.6%
Total cost of revenue	$14,599,198	$10,308,602	$4,290,596	41.6%

Our cost of revenues increased by $4.3 million, or 41.6%, from $10.3 million in the fiscal year ended June 30, 2023, to $14.6 million in the fiscal year ended June 30, 2024. The increase in cost of revenues was mainly due to the combined effects of:

(i)	an increase in transportation and delivery costs, including trucking, drayage, chassis rental, freight and delivery cost during the fiscal year ended June 30, 2024, which was consistent with the increase in revenues during the same period;

(ii)	an increase in our warehouse service charges, mainly representing labor costs at our regional warehousing and distribution centers during the fiscal year ended June 30, 2024, due to (a) extended service hours to process higher volumes of cross-border airfreight, and (b) the hiring of additional employees at our regional warehousing and distribution centers to support our growing business;

(iii)	an increase in custom declaration and terminal charges, consisting of customs fees, handling charges, and entry service fees charged by ports and terminals during the fiscal year ended June 30, 2024, resulting from the higher assessed value of cross-border freight, particularly airfreight, during the same period;

(iv)	an increase in freight arrangement charges, mainly representing scheduling and booking fees for cross-border ocean freight during the fiscal year ended June 30, 2024, primarily due to increased business for cross boarder shipping from the U.S. to China; and

(v)	a slight increase in overhead costs, mainly comprising warehouse and equipment lease expenses, utilities, depreciation of property and equipment, and other direct costs during the fiscal year ended June 30, 2024. The increase was mainly attributable to a rise in warehouse and equipment lease expenses, from $1,010,345 in the fiscal year ended June 30, 2023, to $1,195,808 in the fiscal year ended June 30, 2024.

Gross Profit

Our gross profit increased by $1.2 million, or 44.9%, from $2.6 million in the fiscal year ended June 30, 2023, to $3.7 million in the fiscal year ended June 30, 2024. Our gross profit margin was 20.3% for the fiscal year ended June 30, 2024, compared to 19.9% for the fiscal year ended June 30, 2023. The slight increase in gross profit margin was primarily attributable to the rise in sales and our promotion of a diverse range of services, including warehousing, distribution, and customs clearance services, which we offered to current customers with a higher mark-up.

Selling Expenses

Our selling expenses decreased by $77,322, or 96.9%, from $79,822 in the fiscal year ended June 30, 2023, to $2,500 in the fiscal year ended June 30, 2024. The decrease was mainly driven by fewer customer referrals from third parties during the fiscal year ended June 30, 2024.

General and Administrative Expenses

Our general and administrative expenses increased by $1.8 million, or 77.5%, from $2.3 million in the fiscal year ended June 30, 2023, to $4.1 million in the fiscal year ended June 30, 2024. These expenses represented 22.6% and 18.1% of our total revenues for the fiscal years ended June 30, 2024 and 2023, respectively. The increase was primarily attributed to higher salary and employee benefit expenses, office expense and professional fee:

Our salaries and employee benefits expenses represented 66.1% and 61.4% of our total general and administrative expenses for the fiscal years ended June 30, 2024 and 2023, respectively. The increase was mainly due to the recruitment of additional sales, customer services, and back-office support personnel to support our business growth. For our salaries and employee benefits expenses, (i) our payroll expenses increased by $1.1 million, or 94.5%, from $1.2 million in the fiscal year ended June 30, 2023, to $2.3 million in the fiscal year ended June 30, 2024, and (ii) our employee benefit expenses, which mainly consist of 401(k) company contribution, meal allowance and health insurance expenses, increased by $0.2 million, or 73.6%, from $0.2 million in the fiscal year ended June 30, 2023, to $0.4 million in the fiscal year ended June 30, 2024, representing 9.9% and 10.1% of our total general and administrative expenses for the fiscal years ended June 30, 2024 and 2023, respectively. The increase was mainly due to higher meal allowance for overtime compensation and rising employee health insurance premiums.

Our professional fee increased by $0.3 million, or 266.6%, from $0.1 million in the fiscal year ended June 30, 2023, to $0.4 million in the fiscal year ended June 30, 2024. Our professional fee represented 9.2% and 4.5% of our total general and administrative expenses for the fiscal years ended June 30, 2024 and 2023, respectively. The increase was primarily due to accrued audit fees, legal fees, and financial reporting service fees of approximately $0.3 million for the annual audit for the fiscal year ended June 30, 2024. In the fiscal year ended June 30, 2023, these expenses were not included in professional fees, as they were accounted for as deferred initial public offering assets.

Our office expense represented 9.5% and 7.7% of our total general and administrative expenses for fiscal years ended June 30, 2024 and 2023, respectively. The increase was mainly due to office hardware including monitors and keyboard, printer ink, printer kits and charger purchased and more office supplies consumed due to more staff hired.

Other Income, Net

Our other income decreased by $0.6 million, or 61.8%, from $0.9 million in the fiscal year ended June 30, 2023, to $0.3 million in the fiscal year ended June 30, 2024. The decrease was primarily attributable to the termination of a sublease agreement for certain office and warehouse space with a related party, which occurred from August 2023 to December 2023. Additionally, we received an employee retention credit of $0.3 million in the fiscal year ended June 30, 2023, but we did not have such income in the fiscal year ended June 30, 2024.

Interest Expenses

Our interest expenses for the fiscal year ended June 30, 2024, remained relatively stable compared to same period in last year.

Income (Loss) Before Income Taxes

We had loss before income taxes of $295,614 for the fiscal year ended June 30, 2024, compared to income before taxes of $1,008,798 for the fiscal year ended June 30, 2023. We were in a loss position before income taxes for the fiscal year ended June 30, 2024, was primarily attributable to the net effects of: (i) the increase in gross profit, (ii) the rise in operating expenses; and (iii) the decrease in other income for the fiscal year ended June 30, 2024 as mentioned above.

Income Tax Expense

We had income tax credit of $67,337 and income tax expense of $65,068 in the fiscal year ended June 30, 2024 and 2023, respectively. We recognized a current income tax provision of $46,996 for the fiscal year ended June 30, 2024, due to net assessable income, and a deferred income tax credit $186,485 due to temporary differences recognized and a deferred income tax expense of $72,152 due to the change from an S Corporation to a C Corporation upon the completion of our reorganization on September 23, 2023. For the fiscal year ended June 30, 2024 and 2023, the Company was taxed at rates of 2.5% and 7.0% and 2.5% and 4.95% for the Illinois replacement tax and pass-through-entity tax, respectively. Since our transition to a C Corporation on September 23, 2023, we are now obligated to pay federal tax at a rate of 21%. This tax obligation was previously exempt for us as an S Corporation.

Net Income (Loss)

As a result of the foregoing, we had a net loss of $225,252 for the fiscal year ended June 30, 2024, compared to our net income of $983,602 in the fiscal year ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had a cash balance of $0.1 million. Our current assets were $3.5 million, and our current liabilities were $5.9 million, resulting in a current ratio of 0.6:1. Total stockholders’ equity as of June 30, 2024 was $0.6 million.

As of June 30, 2024 and 2023, we had accounts receivable net of allowance of $2.8 million and $1.4 million, respectively. We periodically review our accounts receivable and allowance level to ensure our methodology for determining allowances is reasonable and to accrue additional allowances if necessary. For the accounts receivable, as of June 30, 2024 and 2023, we provided a credit loss allowance of $54,066 and $25,909, respectively.

In assessing our liquidity, we monitor and analyze our cash on hand, our ability to generate sufficient revenue sources in the future, and our operating and capital expenditure commitments. Historically, we have funded our working capital needs primarily through operations, loans, and working capital loans from stockholders. Our working capital requirements are influenced by the efficiency of our operations, the volume and dollar value of our revenue contracts, the progress or execution of customer contracts, and the timing of accounts receivable collections.

As of June 30, 2024, we had a working capital deficit of $2.3 million. We are currently focused on improving our liquidity and securing additional capital sources through various short-term and long-term strategies. In the short term, we intend to primarily focus on the followings:

(i)	enhancing the collection of outstanding accounts receivable balance, as a result of which, subsequent to June 30, 2024 and through the report date, we had collected approximately $2.8 million, representing 95.8% of the accounts receivable balance as of June 30, 2024, and our accounts receivable turnover days was 42 days for the fiscal year ended June 30, 2024;

(ii)	collecting the balance of due from related parties in full of approximately $0.4 million by December 31, 2024;

(iii)	continued expansion of our business and service scope to achieve anticipated levels of revenues, while continuing to control costs;

(iv)	commitments by our stakeholders in providing working capital loans to us when needed; and

(v)	actively seeking favorable equity financings, including through IPO with approximately $5.79 million which was closed on July 1, 2024, and obtaining additional bank loans to meet our capital requirements.

Our IPO was closed in July 2024, which is subsequent to the end of the fiscal year of this report, we will have sufficient funds to fulfill its short-term financial obligations. In the long term, we anticipate generating sufficient cash flow from our operations, obtaining additional bank loans and other borrowings to meet our capital requirements to fund our operations and growth plans. Based on our current operating plan, our management is confident that we will have sufficient working capital and other financial resources to fund its operations and fulfill financial obligations for at least twelve months from the issuance date of the consolidated financial statement.

Cash Flows

The following table sets forth summary of our cash flows for the periods indicated:

	For the fiscal years ended June 30,
	2024	2023 (revised)*
Net cash (used in) provided by operating activities	$(53,640)	$39,303
Net cash used in investing activities	(78,799)	(18,288)
Net cash provided by (used in) financing activities	78,755	(253,088)
Effect of exchange rate changes on cash	3,216	32,560
Net decrease in cash	(50,468)	(199,513)
Cash, beginning of the year	174,018	373,531
Cash, end of the year	$123,550	$174,018

*	Revised to reflect reclassification of cash flows described in Note 2 in the accompanying consolidated financial statements included elsewhere in this Report

Operating Activities

Net cash used in operating activities was $53,640 in the fiscal year ended June 30, 2024, including net loss of $228,277, adjusted for non-cash items for $1,168,010 and changes in working capital of negative $993,373. The non-cash items primarily included $1,005,686 non-cash operating lease expense, $144,637 depreciation, $30,712 depreciation of right-of-use finance assets and $28,157 from provision of allowance for expected credit loss, offset by an increase of $114,333 from deferred tax credit. The adjustments for changes in working capital mainly included an increase of $722,522 and $732,769 in accounts receivable — third parties and related parties, respectively, due to significant increase of revenues in the fiscal year ended June 30, 2024, and an increase of $846,992 in operating lease liabilities, partially offset by an increase of $468,284 in accrued liabilities and other payables due to unpaid IPO related expense, a decrease of $328,820 in due from related parties because of settlement of rental income, an increase of $699,644 in accounts payable — third parties and an increase of $46,996 in tax payable.

Net cash provided by operating activities was $39,303 in the fiscal year ended June 30, 2023, including net income of $943,730, adjusted for non-cash items for $927,316 and changes in working capital of negative $1,831,743. The non-cash items primarily included $826,284 non-cash operating lease expense, $130,755 depreciation, $31,780 depreciation of right-of-use finance assets, offset by $93,742 from reversal of allowance for expected credit loss, and impacted by an increase of $32,239 from deferred state tax expense. The adjustments for changes in working capital mainly included an increase of $506,152 in accounts receivable — third parties due to significant increase of revenues in the fiscal year ended June 30, 2023, an increase of $579,496 in due from related parties because of unpaid rental income, a decrease of $101,896 in accounts payable — related parties, and a decrease of $833,365 in operating lease liabilities, partially offset by an increase of $57,701 in accrued liabilities and other payables, a decrease of $54,441 in contract assets, an increase of $32,829 in tax payable and a decrease of $18,672 in prepayment and other deposit.

The $92,943 decrease in cash used in operating activities in the fiscal year ended June 30, 2024 compared to the prior year was primarily due to a net loss of $228,227 in the fiscal year ended June 30, 2024 compared to a net income of $943,730 in the prior fiscal year, offset by a decrease of $838,370 in cash outflow from working capital due to timing of vendor payments, client payments and related parties payment.

In our ordinary course of business, we typically grant a credit term of 15 days to customers that are independent third parties for their accounts receivable balances, while our major vendors generally provide us with a credit term of 30 days. Historically, our credit terms with related parties were more flexible. The decrease of $838,370 in cash outflow from the working capital in the fiscal year ended June 30, 2024 compared to the prior fiscal year was primarily attributable to:

(i)	a faster collection cycle from related-party customers for both accounts receivable and advances from the related parties for the fiscal year ended June 30, 2024; and

(ii)	an increase in accounts payable to related parties as of June 30, 2024,

(iii)	a significant increase in our revenue near fiscal year ended and completed shipment that we not invoiced to our customers, which resulted in significantly higher accounts receivable balances from non-related-party customers as of June 30, 2024, thereby impacting our cash flow position.

Investing Activities

Net cash used in investing activities was $78,799 in the fiscal year ended June 30, 2024, compared to $18,288 in the fiscal year ended June 30, 2023. On August 4, 2023, we reduced our unpaid registered capital contribution in our investee company in China, ABL Wuhan, while the third-party shareholders increased their registered capital contribution accordingly. As a result, the third-party shareholders now hold 80% of equity interest and we hold 20% of equity interest in ABL Wuhan. Consequently, ABL Wuhan ceased to be our subsidiary after August 4, 2023. This change resulted in a cash outflow of $48,893 due to the deconsolidation of the subsidiary and a payment for registered capital of $29,906 during the fiscal year ended June 30, 2024. Net cash used in investing activities for the fiscal year ended June 30, 2023, was primarily attributable to our purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $78,755 in the fiscal year ended June 30, 2024, compared to $253,088 net cash used in the fiscal year ended June 30, 2023. The increase in net cash provided by financing activities was mainly due to the net proceeds of $185,014 from loans borrowed and proceeds of $237,302 from stockholders, partially offset by payment of IPO related cost of $170,000, the repayment of equipment and vehicle loans and principle payment of finance leases totaling of $149,592 during the fiscal year ended June 30, 2024. The net cash used in financing activities for the fiscal year ended June 30, 2023, was primarily attributable to payment of IPO related cost of $90,000, the repayment of equipment and vehicle loans amounting to $104,598, repayment of loans of $100,864 and net proceeds from stockholders totaling $63,014.

Capital Expenditures

Our capital expenditures are incurred primarily in connection with the purchase of fixed assets, including machinery and equipment, furniture and fixtures, leasehold improvement and vehicles. Our capital expenditures amounted to nil and $18,288 in the fiscal years ended June 30, 2024 and 2023, respectively.

We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We intend to fund our future capital expenditures with our existing cash balance, proceeds of loans, working capitals loans from stockholders and the proceeds from our IPO which was closed in July 2024.

Commitments and Contractual Obligations

As of June 30, 2024, the Company’s contractual obligations consist of the following:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$4,236,202	$1,391,267	$1,774,692	$1,070,243	$—
Finance lease obligations	57,109	38,961	18,148	—	—
Vehicle loans	157,032	62,169	72,520	22,343	—
Equipment loans	91,714	53,988	37,726	—	—
Other loans	660,680	648,440	12,240	—	—
Total	$5,202,737	$2,194,825	$1,915,326	$1,092,586	$—

Off-Balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements as of and for the fiscal years ended June 30, 2024 and 2023, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past two years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

Despite the fact that the management determines there are no critical accounting estimates, the most significant estimates relate to allowance for credit losses, for which we are required to estimate the collectability of accounts receivable, and contract asset relating to shipment in transit.

The estimates were based on a number of factors including historical experience, the age of the accounts receivable balances, the credit quality of customers, current and reasonably expected future economic conditions, and other factors that may affect our ability to collect from customers.

The estimated contract asset is based on the estimated completion percentage of the performance obligation. We believe that customers simultaneously benefit from the comprehensive services it provides. For customers with goods entering the United States, we offer customs clearance, container unloading, storage, unpacking, packing, and transportation services to customer-specified locations after the goods arrive at a U.S. seaport or airport. For customers shipping goods overseas, we provide cargo space arrangement, storage, packing, export customs clearance, and transportation to the seaport or airport for loading. The performance obligation is satisfied over time as customers receive the benefits of these services during the process of transporting goods from one location to another. As a result, we recognize revenue over time. We believe that the methodology employed is comparable to that of other global logistics companies and offers faithful depiction of the services rendered to customers.

While our significant accounting policies are more fully described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements, we believe that there were no critical accounting policies that affect the preparation of financial statements.

Recent Accounting Pronouncements

We consider the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews newly issued accounting standards.

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard will become effective for us beginning January 1, 2024, using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on our financial statements.

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The guidance will be effective for years beginning after December 15, 2023 and interim periods within those years. We do not expect the adoption to have a material impact on our consolidated financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated balance sheets, statements of income (loss) and comprehensive income (loss) and statements of cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

LAKESIDE HOLDING LIMITED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lakeside Holding Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lakeside Holding Limited and its subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2023.

Denver, Colorado

September 30, 2024

999 18th Street, Suite 3000, Denver, CO, 80202 USA Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.us

LAKESIDE HOLDING LIMITED
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2024	As of June 30, 2023
ASSETS
CURRENT ASSETS
Cash	$123,550	$174,018
Accounts receivable – third parties, net	2,082,152	1,373,676
Accounts receivable – related party, net	763,285	44,627
Prepayment and other receivable	-	52,623
Contract assets	129,506	44,740
Due from related parties	441,279	746,130
Total current assets	3,539,772	2,435,814

NON-CURRENT ASSETS
Investment in other entity	15,741	—
Property and equipment at cost, net of accumulated depreciation	344,883	489,520
Right of use operating lease assets	3,471,172	2,271,070
Right of use financing lease assets	37,476	48,206
Deferred tax asset	89,581	—
Deferred offering costs	1,492,798	90,000
Prepayment, deposit and other receivable	202,336	137,336
Total non-current assets	5,653,987	3,036,132
TOTAL ASSETS	$9,193,759	$5,471,946

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payables – third parties	$1,161,858	$462,214
Accounts payables – related parties	227,722	365,413
Accrued liabilities and other payables	1,335,804	325,701
Current portion of obligations under operating leases	1,186,809	769,782
Current portion of obligations under financing leases	37,619	42,889
Loans payable, current	746,962	586,688
Dividend payable	98,850	98,850
Tax payable	79,825	32,829
Due to shareholders	1,018,281	90,000
Total current liabilities	5,893,730	2,774,366

NON-CURRENT LIABILITIES
Loans payable, non-current	136,375	231,599
Deferred tax liability	-	24,752
Obligations under operating leases, non-current	2,506,402	1,564,633
Obligations under financing leases, non-current	17,460	21,836
Total non-current liabilities	2,660,237	1,842,820
TOTAL LIABILITIES	$8,553,967	$4,617,186
Commitments and Contingencies

EQUITY
Common stocks, $0.0001 par value, 200,000,000 shares authorized, 6,000,000 and 6,000,000 issued and outstanding as of June 30, 2024 and 2023, respectively*	600	600
Subscription receivable	(600)	(600)
Additional paid-in capital	642,639	-
Accumulated other comprehensive income (loss)	2,972	(244)
(Deficits) Retained earnings	(5,819)	862,072
Total stockholders’ equity	639,792	861,828

Non-controlling interests in subsidiary	-	(7,068)
Total equity	639,792	854,760
TOTAL LIABILITIES AND EQUITY	$9,193,759	$5,471,946

*	Shares and per share data are presented on a retroactive basis to reflect the issuance of 6,000,000 common stocks.

The accompanying notes are an integral part of these consolidated financial statements.

LAKESIDE HOLDING LIMITED
CONSOLIDATED STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended June 30,
	2024	2023
Revenue from third party	$16,450,908	$12,763,577
Revenue from related parties	1,864,247	109,314
Total revenue	18,315,155	12,872,891

Cost of revenue from third party	12,316,374	8,385,222
Cost of revenue from related parties	2,282,824	1,923,380
Total cost of revenue	14,599,198	10,308,602
Gross profit	3,715,957	2,564,289

Operating expenses:
Selling expense	2,500	79,822
General and administrative expenses	4,138,190	2,331,312
Loss from deconsolidation of a subsidiary	73,151	-
Provision (reversal) of allowance for expected credit loss	28,157	(93,742)
Total operating expenses	4,241,998	2,317,392

(Loss) Income from operations	(526,041)	246,897

Other income (expense):
Other income, net	338,435	885,501
Interest expense	(108,008)	(123,600)
Total other income, net	230,427	761,901

(Loss) Income before income taxes	(295,614)	1,008,798

Credit (Provision) for income taxes	67,337	(65,068)

Net (loss) income and comprehensive (loss) income	(228,277)	943,730
Net loss attributable to non-controlling interest	(3,025)	(39,872)
Net (loss) income attributable to common stockholders	(225,252)	983,602

Other comprehensive (loss) income
Foreign currency translation gain (loss)	3,122	(255)
Comprehensive (loss) income	(225,155)	943,475
Less: comprehensive loss attributable to non-controlling interest	(3,119)	(39,883)
Comprehensive (loss) income attributable to the Company	$(222,036)	$983,358

(Loss) earnings per share – basic and diluted	$(0.04)	$0.16
Weighted average shares outstanding – basic and diluted*	6,000,000	6,000,000

	For the Years Ended June 30,
	2024	2023
Pro Forma information Statement for Income Tax Provision as a
C Corporation upon Reorganization
(Loss) Income before income taxes	$(295,614)	$1,008,798
Credit (Provision) for income taxes	239,466	(307,683)

Net (loss) income and comprehensive (loss) income	$(56,148)	$701,115
Net loss attributable to non-controlling interests	(3,025)	(39,872)
Net (loss) income attributable to common stockholders	(53,123)	740,987

Other Comprehensive income (loss)
Foreign currency translation (loss) gain	3,122	(255)
Comprehensive (loss) income	(53,026)	700,860
Less: net loss attributable to non-controlling interest	(3,119)	(39,883)
Comprehensive (loss) income attributable to the Company	$(49,907)	$740,743
(Loss) Earnings per share – Basic and diluted*	$(0.01)	$0.12
Weighted Average Shares Outstanding – Basic and diluted*	6,000,000	6,000,000

*	Shares and per share data are presented on a retroactive basis to reflect the issuance of 6,000,000 common stocks.

The accompanying notes are an integral part of these consolidated financial statements.

LAKESIDE HOLDING LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	Common Shares*	Amount	Subscription Receivable	Additional Paid in Capital	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance at June 30, 2022	6,000,000	$600	$(600)	$—	$78,470	$—	$—	$78,470
Net income (loss) for the year	—	—	—	—	983,602	—	(39,872)	943,730
Capital dividend declared	—	—	—	—	(200,000)	—	—	(200,000)
Capital contribution made by non-controlling shareholders	—	—	—	—	—	—	32,815	32,815
Foreign currency translation adjustment	—	—	—	—	—	(244)	(11)	(255)
Balance at June 30, 2023	6,000,000	$600	$(600)	$—	$862,072	$(244)	$(7,068)	$854,760

Termination of S Corporation upon reorganization	—	—	—	642,639	(642,639)	—	—	—
Net loss for the year	—	—	—	—	(225,252)	—	(3,025)	(228,277)
Deconsolidation of a subsidiary	—	—	—	—	—	—	10,187	10,187
Foreign currency translation adjustment	—	—	—	—	—	3,216	(94)	3,122
Balance at June 30, 2024	6,000,000	$600	$(600)	$642,639	$(5,819)	$2,972	—	$639,792

*	Shares and per share data are presented on a retroactive basis to reflect the issuance of 6,000,000 common stocks.

The accompanying notes are an integral part of these consolidated financial statements.

LAKESIDE HOLDING LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2024	2023 (Revised)
Cash flows from operating activities:
Net (loss) income	$(228,277)	$943,730
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation – G&A	71,980	130,755
Depreciation – overhead cost	72,657	-
Non-cash operating lease expense	1,005,686	826,284
Depreciation of right-of-use finance assets	30,712	31,780
Provision (Reversal) of allowance for expected credit loss	28,157	(93,742)
Deferred tax (benefit) expense	(114,333)	32,239
Loss from derecognition of shares in subsidiary	73,151	—
Changes in operating assets and liabilities:
Accounts receivable – third parties	(722,522)	(506,152)
Accounts receivable – related parties	(732,769)	(28,887)
Contract assets	(84,766)	54,441
Due from related party	328,820	(579,496)
Prepayment, other deposit	(12,377)	18,672
Accounts payables – third parties	699,644	54,410
Accounts payables – related parties	(137,691)	(101,896)
Accrued expense and other payables	468,284	57,701
Tax payable	46,996	32,829
Lease liabilities – Operating lease	(846,992)	(833,365)
Net cash (used in) provided by operating activities	(53,640)	39,303

Cash flows from investing activities:
Payment made for investment in other entity	(29,906)	—
Net cash outflow from deconsolidation of a subsidiary (Appendix A)	(48,893)	—
Acquisition of property and equipment	—	(18,288)
Net cash used in investing activities	(78,799)	(18,288)

Cash flows from financing activities:
Proceeds from loans	400,000	—
Repayment of loans	(214,986)	(100,864)
Repayment of equipment and vehicle loans	(119,964)	(104,598)
Principal payment of finance lease liabilities	(29,628)	(20,640)
Payment for deferred offering cost	(170,000)	(90,000)
Advance to related parties	(23,969)	—
Proceeds from shareholders	237,302	110,550
Repayment to shareholders	—	(47,536)
Net cash provided by (used in) financing activities	78,755	(253,088)

Effect of exchange rate changes on cash and cash equivalents	3,216	32,560
Net decrease in cash	(50,468)	(199,513)
Cash, beginning of the year	174,018	373,531
Cash, end of the year	$123,550	$174,018

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income tax	$—	$—
Cash paid for interest	$31,161	$26,474

SUPPLEMENTAL SCHEDULE OF NON-CASH IN FINANCING ACTIVITIES
Deferred offering costs within due to shareholders	$860,979	$90,000
Deferred offering costs within accrued expense and other payables	$541,819	$—

NON-CASH ACTIVITIES
Dividends declared	$—	$200,000
Dividends declared and offset against due from shareholders	$—	$101,150
Property and equipment additions included in loan payable	$—	$98,245
Right of use assets obtained in exchange for operating lease obligations	$2,094,498	$124,600
Right of use assets obtained in exchange for finance lease obligation	$19,982	$32,107

APPENDIX A – Net cash outflow from deconsolidation of a subsidiary
Working capital, net	$29,812	$—
Investment in other entity recognized	(15,741)	—
Elimination of NCl at deconsolidation of a subsidiary	10,187	—
Loss from deconsolidation of a subsidiary	(73,151)	—
Cash	$(48,893)	$—

The accompanying notes are an integral part of these consolidated financial statements.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Lakeside Holding Limited (the “Company”), is a holding company established on August 28, 2023 under the laws of the State of Nevada. The Company, acting through its subsidiary, is primarily engaged in providing customized cross-border ocean freight solutions and airfreight solutions. On July 1, 2024, the Company closed its initial public offering (“IPO”) of 1,500,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $6.75 million from the offering (Note 11). In connection with the offering, the Company’s common shares began trading on the Nasdaq Capital Market under the trading symbol “LSH.”

Reorganization

A Reorganization of the legal structure was completed on September 23, 2023. The Reorganization involved the incorporation of Lakeside Holding Limited and the transfer the shares of American Bear Logistics Corp (“ABL Chicago”) to the Company.

Prior to the Reorganization, Mr. Henry Liu, the Chairman of the Board and Chief Executive Officer (“CEO”), and Mr. Shuai Li, the President and Chief Operating Officer (“COO”), each owned 50% equity interest of the ABL Chicago (collectively, the “Controlling Group”). On September 23, 2023, the Controlling Group transferred their 100% equity interest in ABL Chicago to the Company for a consideration of $1,000. Upon this Reorganization, the Company ultimately owns 100% equity interest of ABL Chicago. As of the date of this report, the Controlling Group collectively holds 76.0% equity interest of the Company through H&L Logistics International LLC which holds 36.0% equity interest of the Company, and Jiushen Transport LLC, which holds 40.0% equity interest of the Company.

As part of the series of reorganization transactions to be completed before the offering, a 120-for-1 share split was conducted by the Company on March 29, 2024. After the share split and as of the date of this consolidated financial statements, the issued share capital of the Company consists of $600 divided into 6,000,000 common shares, par value of $0.0001 each.

Before and after the Reorganization, the Company, together with its subsidiaries, is effectively controlled by the same Controlling Group, and therefore the Reorganization is considered as a recapitalization of entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50-25. The consolidation of the Company and its subsidiaries have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements in accordance with ASC 805-50-45-5.

Details of the Company and its subsidiary are set out below upon the Reorganization:

Name	Date of Incorporation	Jurisdiction of Formation	Percentage of direct/indirect Economic Ownership	Principal Activities
Parent Company
Lakeside Holding Limited	August 28, 2023	Nevada	100%	Holding company
Subsidiary
American Bear Logistics Corp. (“ABL Chicago”)	February 5, 2018	Illinois	100%	Logistics services
American Bear International Logistics (Wuhan) Corp. (“ABL Wuhan”)*	March 27, 2019	Wuhan, China	51%	Logistics services

*	ABL Wuhan ceased to be the Company’s subsidiary after August 4, 2023.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION (cont.)

On February 5, 2018, American Bear Logistics Corp. (“ABL Chicago”) was established under the laws of the State of Illinois. The Company is providing customized cross-border ocean and airfreight solutions.

On July 8, 2022, ABL Chicago entered into an agreement with two third-party individuals who were the original shareholders of American Bear International Logistics (Wuhan) Corp. (“ABL Wuhan”), to acquire 51% ownership interest of ABL Wuhan with nominal consideration. ABL Wuhan was originally incorporated on March 27, 2019 in Wuhan City, Hubei Province, China, with a total registered capital of RMB 0.5 million (approximately $0.07 million). Prior to the acquisition, ABL Wuhan had no active business operations since its inception and the registered capital had not been paid. Management concluded that this acquisition did not qualify as a business combination under ASC 805 — Business Combinations. ABL Wuhan primarily focuses on facilitating the logistic services for customers in China. On May 18, 2023, ABL Wuhan increased its registered capital to RMB 3.0 million (approximately $0.41 million).

On August 4, 2023, ABL Wuhan further increased its registered capital to RMB 5.0 million (approximately $0.7 million), while ABL Chicago reduced its unpaid registered capital contribution of RMB 530,000 (approximately $75,000). Concurrently, the third-party shareholder increased their registered capital contribution accordingly. Following this change, the third-party shareholder owns 80% of equity interest and ABL Chicago owns 20% of equity interest. Consequently, ABL Wuhan ceased to be the Company’s subsidiary after August 4, 2023.

On February 2, 2024, ABL Chicago reduced its unpaid registered capital contribution of RMB 750,000 (approximately $105,000) in its investee (ABL Wuhan). Concurrently, the third-party shareholder increased their registered capital contribution accordingly. Following this change, the third-party shareholder owns 95% of equity interest and ABL Chicago owns 5% of equity interest.

The Company recognized a loss of $73,151 from deconsolidation of a subsidiary and recorded as investment in other entity of $15,741 on consolidated balance sheets as of June 30, 2024.

The following table summarized the assets and liabilities of ABL Wuhan as of the deconsolidation date:

Cash	$48,893
Working capital (excluding cash), net	29,812
Carrying value of net assets	78,705
Fair value of the consideration received	—
Fair value of the retained noncontrolling investment	15,741
Carrying value of noncontrolling interest deconsolidated	(10,187)
Loss on deconsolidation of a subsidiary	$(73,151)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied. The accompanying consolidated financial statements include the financial statements of Lakeside Holding Limited and its subsidiaries. All inter-company balances and transactions have been eliminated upon consolidation.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revision of cash flow statement

The Company identified errors in the statement of cash flows for the year ended June 30, 2023 relating to interest expense of $24,172, which were previously included as cash flows from financing activities and have been reclassified as cash flows from operating activities. The Company considered the errors identified in accordance with the SEC’s Staff Accounting Bulletin No. 99 and determined the impact was immaterial to the previously issued consolidated financial statements. Nonetheless, the Company has revised the previously reported consolidated statements of cash flows for the year ended June 30, 2023. This reclassification had no impact on the Company’s operating results or financial positions for the respective years.

Use of estimates and assumptions

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant accounting estimates required to be made by management include allowance for credit losses, the percentage of performance obligation completed at the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis and its estimates on historical experience, current and expected future conditions and various other assumptions that management believes are reasonable under the circumstances based on the information available to management at the time these estimates and assumptions are made. Actual results and outcomes may differ significantly from these estimates and assumptions.

Cash

Cash consists of balances with the banks. The Company maintains all of its bank accounts in the United States, which are insured by Federal Deposit Insurance Corporation (“FDIC”).

Accounts receivable, net

Accounts receivables are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company grant credit to customers, without collateral, under normal payment terms. The Company uses a loss rate method to estimate the allowance for credit losses. For those past due balances over one year and other higher risk receivables identified by the Company are reviewed individually for collectability. The Company evaluates the expected credit loss of accounts receivable based on customer financial condition and historical collection information adjusted for current market economic conditions and forecasts of future economic performance when appropriate. Loss-rate approach is based on the historical loss rates and expectations of future conditions. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of June 30, 2024 and 2023, the Company recorded the allowance of credit loss of $54,066 and $25,909, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Investment in Other entity

The Company assesses its investment in ABL Wuhan and determines that no significant influence over investee existed, as defined in ASC 323-10-15-6, and therefore accounts for the investment using the cost method of accounting. Under the cost method of accounting, the investment is measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. The investment in other entity that does not report net asset value is subject to qualitative assessment for indicators of impairments.

On August 4, 2023, ABL Wuhan ceased to be the Company’s subsidiary and became the Company’s long-term investment. As of June 30, 2024, the Company’s investment in ABL Wuhan amounted to $15,741 and no impairment charges was recorded.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. The straight-line depreciation method is used to compute depreciation over the estimated useful lives of the assets, as follows:

Useful life
Furniture and fixtures	7 years
Machinery equipment	5 years
Vehicles	5 years
Leasehold improvement	Lesser of the lease term or estimated useful lives of the assets

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in other income or expenses in the consolidated statements of income (loss) and other comprehensive income (loss).

Impairment of long-lived asset

Long-lived assets, including plant, property and equipment, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. The Company reviews the impairment of its right-of-use assets consistent with the approach applied for its other long-lived assets. No impairment charge was recognized for the years ended June 30, 2024 and 2023, respectively.

Accounts payable

The account payables are derived from logistic services and forwarding service providers. The balances arise from logistics services provider are usually settled within 7 to 30 days.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Deferred offering costs

Pursuant to ASC 340-10-S99-1, incremental offering costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. These costs include legal fees related to the registration drafting and counsel, consulting fees related to the registration preparation, audit fees, SEC filing and print related costs, exchange listing costs, and road show related costs.

Leases

The Company evaluates the contracts it entered into to determine whether such contracts contain leases at inception. A contract contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. At commencement, contracts containing a lease are further evaluated for classification as an operating or finance lease where the Company is a lessee.

Operating Leases

A lease for which substantially all the benefits and risks incidental to ownership remain with the lessor is classified by the lease as an operation lease. Operating leases are included in the line items right-of-use (ROU) asset, lease liabilities, current, and lease liabilities, non-current in the consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. For operating leases, the Company measures its lease liabilities based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or its incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. The Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The Company measures ROU assets based on the corresponding lease liability adjusted for payments made to the lessor at or before the commencement date, and initial direct costs it incurs under the lease. The Company begins recognizing lease expense when the lessor makes the underlying asset available to the Company. Lease expenses for lease payments are recognized on a straight-line basis over the lease term.

For leases with lease term less than one year (short-term leases), the Company has elected not to recognize a lease liability or ROU asset on its consolidated balance sheet. Instead, it recognizes the lease payments as expenses on a straight-line basis over the lease term. Short-term lease costs are immaterial to its consolidated statements of operations and cash flows.

Finance leases

Leases that transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as finance leases as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. Lease cost for finance leases where the Company is the lessee includes the amortization of the ROU asset, which is amortized on a straight-line basis and recorded to “Depreciation of right-of-use finance asset” and interest expense on the finance lease liability, which is calculated using the interest method and recorded to “Interest expense”. Finance lease ROU assets are amortized over the shorter of their estimated useful lives or the terms of the respective leases. If the Company is reasonably certain to exercise the option to purchase the underlying asset at the end of lease term, the finance lease ROU assets are amortized to the end of useful life of the assets on a straight-line basis.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Related parties

The Company adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Non-controlling interest

The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the operating results of the Company are presented on the face of the consolidated statements of income (loss) and comprehensive income (loss) as an allocation of the total income or loss between non-controlling interest holders and the shareholders of the Company. As of June 30, 2023, non-controlling interests represent 49% non-controlling shareholders’ interests in ABL Wuhan. On August 4, 2023, ABL Wuhan ceased to be the Company’s subsidiary and became the Company’s investment in other entity. Therefore, the Company did not have non-controlling interest as of June 30, 2024.

Fair value of financial instruments

ASC 820, “Fair Value Measurements” (ASC 820) and ASC 825, “Financial Instruments” (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 —	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities

Level 2 —	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 —	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying value of cash, accounts receivable from third parties and related parties, amount due from related parties, due to shareholders, other receivables, contract assets, accounts payable, other payables, dividend payable and accrued expenses and other current liabilities approximate fair value due to their short-term nature. For lease liabilities and loans payable, their carrying value approximate the fair value at the year-end, as the interest rates used to discount the host contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of June 30, 2024.

Revenue recognition

Revenues were presented under ASC 606 and all subsequent ASUs that modified ASC 606 for the years ended June 30, 2024 and 2023. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

Step 1: Identify the contract (s) with a customer

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revenue recognition (cont.)

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company generates revenue from providing cross-border ocean and airfreight solutions. No practical expedients were used when adoption ASC606. Revenue recognition policies are as follow:

Revenue from cross-border freights solutions

The Company provides comprehensive services in the United States for customers to transport goods from overseas to the United States and from the United States to overseas. Operating under service contracts, for goods entering the United States, after the goods arrive at a U.S. seaports or airports, the Company offers customs clearance, container unloading, storage, unpacking, packing, and transportation services to the locations specified by the customers. For customers shipping goods overseas, the Company provides cargo space arrangements, storage, packing, export customs clearance, and arranges transportation to seaports or airports for loading.

The transaction price is determined based on the range of services provided and the volume of goods. The Company considers these comprehensive services as one performance obligation since these promises are not distinct within the context of the contract, and the bundle of integrated services represents a combined output. This performance obligation is satisfied over time as customers receive the benefits of these services during the process of transporting goods from one location to another.

For goods entering the United States, the Company determines that the performance period for revenue recognition is between the pickup date and the date of completing delivery. For customers shipping goods overseas, the Company determines that the performance period for revenue recognition is between the container or cargo space confirmed date and the date of arrival at destination for customer orders with cargo space booking service. For customers shipping goods overseas, the Company determines that the performance period for revenue recognition is between pickup date and the date when the goods are departed from airport or port for customer orders without cargo space booking service.. The performance period may be estimated if the date of completing delivery or the departure date or arrival date has not occurred by the reporting date. Determining the performance period and the progress of the transportation as of the reporting date requires management’s estimation and judgement, which may impact the timing of revenue recognition.

Principal and agent considerations

In the Company’s transportation business, the Company utilizes independent contractors and third-party carriers and related party carriers in the performances of some transportation services as and when needed. U.S. GAAP requires us to evaluate, using a control model, whether the Company itself promises to provide services to the customers (as a principal) or to arrange for services to be provided by another party (as an agent). Based on the Company’s evaluation using a control model, the Company determined that in all of its major business activities, it serves as a principal rather than an agent within their revenue arrangements. Revenue and the associated purchased transportation costs are both reported on a gross basis within the consolidated statements of income (loss) and comprehensive income (loss).

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Disaggregation of revenues

The Company disaggregates its revenue from types of services providing and the customer geographic of its customers, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

The Company’s disaggregation of revenues for years ended June 30, 2024 and 2023 is disclosed as below:

By service type

	June 30, 2024	June 30, 2023
Cross-border ocean freights solutions	$7,873,835	$8,073,685
Cross-border airfreights solutions	10,441,320	4,799,206
Total revenue	$18,315,155	$12,872,891

By customer geographic location

	June 30, 2024	June 30, 2023
Asia-based customers	$13,081,165	$5,531,468
U.S.-based customers	5,233,990	7,341,423
Total revenue	$18,315,155	$12,872,891

By customer geographic

Contract assets

Contract assets represent estimated amounts for which the Company has the right to consideration for the services provided while a delivery is still in-transit and has not yet invoiced the customer. Upon completion of the performance obligations, which can vary in duration based upon the method of transport and billing the customer, these amounts become classified within accounts receivable. Contract assets increased by $84,766 or 189.5% from $44,740 as of June 30, 2023 to $129,506 as of June 30, 2024. The increase was mainly due to more in-transit deliveries that has not yet invoiced the customers near the period ended June 30, 2024.

Cost of revenues

Cost of revenue primarily consists of the transportation and delivery costs, warehouse service charges, custom declaration and terminal charges, freight arrangement charges and other overhead cost allocation, which includes operating and financing lease-related costs, the depreciation expenses of property and equipment and others miscellaneous items.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

General and administrative expenses

General and administrative expenses primarily include salaries and staff benefits, repair and maintenance expense, depreciation on property and equipment, lease expenses, travelling and entertainment, bank charges, legal and professional fees, insurance expenses and other office expenses.

401(k) benefit plan

401(k) benefit plan covers substantially all employees and allows voluntary employee contributions up to the annually adjusted Inland Revenue Service (“IRS”) dollar limit. These voluntary contributions are matched equal to 100% of the first 3% of the employee’s compensation contributed and 50% of contributions exceeding 3% of eligible compensation, not to exceed 5% of the total eligible compensation. The employees’ voluntary contributions and the Company’s matching contributions are 100% vested immediately. The Company adopted the 401(k) benefit plan from April 2022. The expense related to matching employees’ contributions for the years ended June 30, 2024 and 2023 was $30,616 and $32,896, respectively.

Rental income

The Company subleased portion of its offices area, warehouse and parking lots to third parties and related parties. The Company recognizes rental income over the sublease period. For the years ended June 30, 2024 and 2023, the Company recognized rental income amounted to $327,235 and $547,002, respectively.

Income taxes

Before the Reorganization, the Company has elected to be taxed as an S Corporation for federal and state income tax purposes. As an S Corporation, the Company is not subject to federal income tax and state tax in Illinois. However, Illinois allows subchapter S corporations to elect to pay the Pass-through Entity (PTE) tax at entity level for tax years ending on or after December 31, 2021 and beginning prior to January 1, 2026. The PTE tax rate is equal to 4.95% of the taxpayer’s net income for the taxation year. The S corporation making the election is liable for paying the PTE tax, and the shareholders will receive credit for the amount of PTE tax credit paid but shall be liable to pay any remaining tax based on their share of the pass-through entity’s income and credits. Illinois also taxes 1.5% replacement tax on S corporation’s net taxable income and franchise tax based on the corporation’s paid-in-capital for the 12 months prior to the annual report filing date. The franchise tax is not applicable for the Company. After the Reorganization, the Company is subjected to U.S. federal income tax at 21% and the 7.0% state tax and the 2.5% replacement tax in the state of Illinois.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic No. 740, Accounting for Uncertainty in Income Taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of June 30, 2024 and June 30, 2023, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to includes penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Basic and diluted earnings (loss) per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Foreign currency transactions

Our reporting currency is the U.S. dollar. The functional currency of our operations, except for ABL Wuhan, is the U.S. dollar. The functional currency of ABL Wuhan is the RMB. The assets, liabilities, revenues, and expenses of ABL Wuhan are remeasured in accordance with ASC 830. For the year ended June 30, 2023, assets and liabilities of ABL Wuhan are translated into U.S. dollars based upon exchange rates prevailing at the end of each period. Revenues and expenses of ABL Wuhan are translated at average exchange rates during the reporting period. The resulting translation adjustment is included in accumulated other comprehensive loss. During the year ended June 30, 2024, ABL Wuhan ceased to be the Company’s subsidiary after August 4, 2023. There is no translated adjustment regarding ABL Wuhan since the date of deconsolidation.

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, which cover a wide range of matters. Liabilities for contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

If the assessment of a contingency indicates that it is probable that a material loss is incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingency liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Segment reporting

The Company follows ASC 280, “Segment Reporting.” The Company’s Chief Executive Officer or chief operating decision-maker reviews the consolidated financial results when making decisions about allocating resources and assessing the performance of the Company as a whole and hence, the Company has only one reportable segment. The Company operates and manages its business as a single segment. As the Company’s long-lived assets are substantially all located in the United States and substantially all the Company’s revenues are derived from within the United States.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentrations and risks

a. Concentration of credit risk

The Company estimates credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable, contract assets, other receivable and amounts due from related parties. The Company has designed their credit policies with an objective to minimize their exposure to credit risk.

The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains majority of the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of June 30, 2024 and 2023, the cash deposited of $123,550 and $174,018 is within the insurance coverage limit, respectively. To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the United States.

The Company has adopted a credit policy of dealing with creditworthy counterparties to mitigate the credit risk from defaults. The management team conducts credit evaluations of its customers, and generally does not require collateral or other security from them. The Company establishes an accounting policy to provide for allowance for credit loss based on the individual customer’s financial condition, credit history, and the future economic conditions. Due from related parties’ balances are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. As of June 30, 2024 and 2023, none of the Company’s due from related parties are impaired.

b. Foreign exchange risk

ABL Wuhan which ceased to be our subsidiary on August 4, 2023 has functional currency in RMB. The value of the Chinese Yuan against the U.S. dollar is affected by the changes in China and United States economic conditions. We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge exposure to such risk. Also, by considering the volume of ABL Wuhan’s business, the impact of foreign exchange risk is limited.

c. Interest rate risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. Our exposure to interest rate risk primarily relates to the interest rates from our lessors and our private lenders. The shareholder loans bear no interest. We have not been exposed to material risks due to the fact that our leasing obligations’ interest rates and private loan’s interest are fixed at commence date of the leases and loans and we have not used any derivative financial instruments to manage our interest risk exposure. However, we cannot provide assurance that we will not be exposed to material risks due to changes in market interest rate in the future.

d. Liquidity risk

Liquidity risk arises through the excess of financial obligations over available financial assets due at any point in time. Our objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet our liquidity requirements at any point in time. The Company monitors and analyze its cash flow position, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. The Company is historically funded the working capital needs primarily from operations, loans, as well as shareholder advances to the Company.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recent accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard will become effective for us beginning January 1, 2024, using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on our financial statements.

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures” (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. Management is currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income tax paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in the Company’s consolidated financial statements, once adopted.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income (loss) and comprehensive income (loss) and statements of cash flows.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	June 30, 2024	June 30, 2023
Accounts receivable – third-party customers	$2,122,107	$1,399,585
Less: allowance for credit loss – third-party customers	(39,955)	(25,909)
Accounts receivable from third-party customers, net	$2,082,152	$1,373,676

Add: accounts receivable – related party customers	$777,396	$44,627
Less: allowance for credit loss – related party customers	(14,111)	-
Total accounts receivable, net	$763,285	$44,627

Approximately $2.8 million or 95.8% of the accounts receivable balance as of June 30, 2024 has been collected as of the report date.

The movement of allowance for credit loss for the years ended June 30, 2024 and 2023 is as follows:

	June 30, 2024	June 30, 2023
Beginning balance	$25,909	$150,459
Written off	-	(30,808)
Addition (reversal) of provision	28,157	(93,742)
Ending balance	$54,066	$25,909

The Company recorded addition of allowance for credit loss of $28,157 and reversal of allowance for credit loss of $93,742 for the years ended June 30, 2024 and 2023, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:

	June 30, 2024	June 30, 2023
Furniture and Fixtures	$49,887	$49,887
Machinery equipment	281,230	281,230
Vehicles	324,267	324,267
Leasehold improvement	82,050	82,050
Subtotal	737,434	737,434
Less: accumulated depreciation	(392,551)	(247,914)
Property and equipment, net	$344,883	$489,520

Depreciation expense recorded in general and administrative expense was $71,980 and $130,755 for the years ended June 30, 2024 and 2023, respectively. Depreciation expense recorded in cost of revenue was $72,657 and $nil for the years ended June 30, 2024 and 2023, respectively.

NOTE 5 — LEASES

The Company has multiple lease agreements for warehouses, warehouse machinery and equipment and offices. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of June 30, 2024, the Company recognized additional operating lease liabilities of $1,358,796 compared to the June 30, 2023 balance of $2,334,415, as result of entering into a new operating lease agreement. The ROU asset was recognized at the discount rate of 8.50%, resulting in $2,094,498 on the commencement date.

As of June 30, 2024, the Company recognized additional finance lease liabilities of $19,982, as result of entering into a new finance lease agreement. The ROU asset was recognized at the discount rate of 8.50%, resulting in $19,982 on the commencement date.

Total operating lease expenses on offices, warehouses, and warehouse equipment for the years ended June 30, 2024 and 2023 were $1,005,686 and $826,284, respectively.

Total finance lease expenses on warehouse machinery and equipment for the years ended June 30, 2024 and 2023 were $32,525 and $33,756, respectively. Amortization of finance lease right-of-use assets were $30,712 and $31,780 for the years ended June 30, 2024 and 2023, respectively.

The following table includes supplemental cash flow and non-cash information related to leases:

	June 30, 2024	June 30, 2023
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$846,992	$833,365
Operating cash flows from finance leases	$1,813	$1,976
Financing cash flows from finance leases	$29,628	$20,640
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$2,094,498	$124,600
Finance lease liabilities	$19,982	$32,107

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LEASES (cont.)

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases is as follows:

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term (years):
Operating lease	3.05 years	1.55 years
Finance lease	1.31 years	1.63 years

Weighted average discount rate:
Operating lease	6.30%	3.42%
Finance lease	6.51%	4.11%

The following is a schedule of maturities of operating and finance lease liabilities as of June 30, 2024:

Operating leases

Twelve months ending June 30,	Repayment
2025	$1,391,267
2026	1,245,608
2027	529,084
2028	548,629
2029	521,614
Total future minimum lease payments	4,236,202
Less: imputed interest	(542,991)
Total operating lease liabilities	$3,693,211

Financing leases

Twelve months ending June 30,	Repayment
2025	$38,961
2026	14,994
2027	3,154
Total future minimum lease payments	57,109
Less: imputed interest	(2,030)
Total finance lease liabilities	$55,079

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables comprise the following amounts relating to the operation of the Company

	June 30, 2024	June 30, 2023
Credit card payables	$235,673	$141,645
Payroll liabilities	120,379	58,853
Accrued expense	435,019	112,044
Other payables (a)	544,733	13,159
Total	$1,335,804	$325,701

Note (a): The balance mainly consists of payable related to initial offering cost of $541,819 and $nil as of June 30, 2024 and 2023, respectively.

NOTE 7 — LOANS PAYABLE

The Company obtained multiple loans to finance the purchase of vehicles and warehouse machinery and obtained other loans to support its working capital needs.

The loan balance consists of the following:

	June 30, 2024	June 30, 2023
Equipment loans	$84,357	$148,338
Vehicle loans	146,283	202,265
Other loans	652,697	467,684
Total	883,337	818,287
Less: loan payable, current	(746,962)	(586,688)
Loan payable, non-current	$136,375	$231,599

Equipment loans

On December 7, 2020, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $48,033 at a fixed interest rate of 3.99% per annum with a maturity date of December 1, 2025. The loan balance was $15,427 and $25,211 as of June 30, 2024 and 2023, respectively.

On December 3, 2020, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $3,150 at a fixed interest rate of 6.75% per annum with a maturity date of December 2, 2023. The loan balance was $nil and $570 for as of June 30, 2024 and 2023, respectively.

On March 11, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $3,150 at a fixed interest rate of 6.75% per annum with a maturity date of March 10, 2024. The loan balance was $nil and $848 as of June 30, 2024 and 2023, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — LOANS PAYABLE (cont.)

On March 9, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $12,700 at a fixed interest rate of 3.99% per annum with a maturity date of July 6, 2025. The loan balance was $3,642 and $6,867 as of June 30, 2024 and 2023, respectively.

On April 7, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $12,700 at a fixed interest rate of 3.99% per annum with a maturity date of July 6, 2025. The loan was guaranteed by Mr. Henry Liu, the Chairman of the Board and CEO. The loan balance was $3,642 and $6,867 as of June 30, 2024 and 2023, respectively.

On June 4, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $26,800 at a fixed interest rate of 3.79% per annum with a maturity date of June 3, 2025. The loan balance was $7,085 and $13,907 as of June 30, 2024, and 2023, respectively.

On June 14, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $20,724 at a fixed interest rate of 6% per annum with a maturity date of August 06, 2024. The loan balance was $1,252 and $8,504 as of June 30, 2024 and 2023, respectively.

On July 13, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $8,465 at a fixed interest rate of 6% per annum with a maturity date of June 30, 2024. The loan balance was $256 and $3,234 as of June 30, 2024 and 2023, respectively.

On September 28, 2021, the Company entered into another equipment loan with Toyota Commercial Finance for a principal amount of $23,600 at a fixed interest rate of 3.54% per annum with a maturity date of June 30, 2024. The loan balance was $690 and $8,812 as of June 30, 2024 and 2023, respectively.

On February 21, 2023, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $29,705 at a fixed interest rate of 7.90% per annum with a maturity date of February 20, 2027. The loan balance was $20,823 and $27,571 as of June 30, 2024 and 2023, respectively.

On June 10, 2021, the Company entered into an equipment loan with Amur Equipment Finance for a principal amount of $41,239 at a fixed interest rate of 13.92% per annum with a maturity date of June 9, 2026. The loan is personally guaranteed by Henry Liu, the Chairman of the Board and CEO. The loan term was 5 years. The loan balance was $18,972 and $27,077 as of June 30, 2024 and 2023, respectively.

On September 9, 2021, the Company entered into an equipment loan with Hatachi Capital America Corp. for a principal amount of $28,450 at a fixed interest rate of 9.49% per annum with a maturity date of March 15, 2026. The loan balance was $12,569 and $18,871 as of June 30, 2024 and 2023, respectively.

The Company made the total principal repayments of $73,149 and $68,230 in connection with the above equipment loans during the years ended, 2024 and 2023, respectively. Interest expenses for the above-mentioned equipment loans amounted to $9,168 and $11,511 for years ended, 2024 and 2023, respectively.

Vehicle loans

On May 20, 2020, the Company entered into a vehicle loan with BMW Financial Services for a principal amount of $77,844 at a fixed interest rate of 0.9% per annum with a maturity date of June 4, 2025. The loan balance was $15,853 and $31,567 as of June 30, 2024 and 2023, respectively.

On July 29, 2021, the Company entered into a vehicle loan with AutoNation Honda O’Hare for a principal amount of $41,851 at a fixed interest rate of 1.90% per annum with a maturity date of August 10, 2025. The loan was guaranteed by Mr. Henry Liu, the Chairman of the Board and CEO. The loan balance was $12,540 and $23,076 as of June 30, 2024 and 2023, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — LOANS PAYABLE (cont.)

On June 3, 2022, the Company entered into a vehicle loan with Tesla, Inc. for a principal amount of $101,050 at a fixed interest rate of 3.24% per annum with a maturity date of June 18, 2027. The loan balance was $62,630 and $82,203 as of June 30, 2024 and 2023, respectively.

On January 23, 2023, the Company entered into a vehicle loan with Tesla, Inc. for a principal amount of $68,540 at a fixed interest rate of 5.34% per annum with a maturity date of February 9, 2029. The loan balance was $55,259 and $65,418 as of June 30, 2024 and 2023, respectively.

The Company made the total principal repayments of $62,169 and $52,233 in connection with the above vehicle loans during the years ended, 2024 and 2023, respectively. Interest expenses for the above-mentioned above vehicle loans amounted to $6,188 and $5,352 for years ended, 2024 and 2023, respectively.

Other loans

	June 30, 2024	June 30, 2023
Loan A	$150,000	$300,000
Loan B	—	17,684
Loan C	200,000	100,000
Loan D	50,000	50,000
Loan E	175,000	—
Loan F	77,697	—
Total	$652,697	$467,684

(a)	The Company entered a loan of $300,000 with an unrelated party on March 1, 2022. The loan is unsecured, with a fixed interest of 15% per annum and payable on monthly basis, for 6 months period and matured on September 1, 2022. On September 1, 2022, both parties agreed to extend the loan’s principal payment term to on demand. The Company has made repayment of $150,000 during the year ended June 30, 2024.
(b)	The Company entered a loan of $150,000 with an unrelated party on January 28, 2022. The loan is personally guaranteed by Henry Liu, the Chairman of the Board and CEO, with a fixed interest of 9.99% per annum for 18 months period and matured on August 14, 2023. The monthly payment is $9,014 blending of interest and principal.
(c)	The Company entered a loan of $200,000 with an unrelated party on July 26, 2021. The loan is unsecured, with no interest bearing for 6 months period and matured on January 25, 2022. The Company paid a principal of $100,000 during the year ended June 30, 2021 and both parties agreed to extend the remaining principal balance of $100,000 payment term to on demand. On April 8, 2024, the Company entered another loan of $100,000 with the same party. The loan is unsecured, with no interest bearing for a 6-month period and matured on September 7, 2024.
(d)	The Company entered a loan agreement of 50,000 with an employee on October 27, 2021. The loan is non-interest bearing, for a 12-month period, and matured on October 26, 2022.

On October 26, 2022, both parties agreed to extend the loan term to on demand.
(e)	The Company entered a loan agreement of $100,000 with an unrelated party on July 3, 2023. The loan is non-interest bearing, for a 6-month period and both parties agreed to extend the remaining principal balance of $100,000 payment term to on demand.

On April 10, 2024, the Company entered another loan agreement of $75,000 with same party. The loan is non-interest bearing, for a 6-month period, and matured on September 9, 2024.
(f)	The Company entered a loan of $125,000 with an unrelated party on August 17, 2023. The loan is personally guaranteed by Henry Liu, the Chairman of the Board and CEO, with a fixed interest of 16.00% per annum for 24 months period and matured on August 16, 2025. The monthly payment is $6,120 blending of interest and principal.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — LOANS PAYABLE (cont.)

The Company made the total principal repayments of $228,978 and $125,949 in connection with the above other loans during the years ended, 2024 and 2023, respectively. Interest expenses for the above-mentioned other loans amounted to $76,967 and $104,528 for years ended, 2024 and 2023, respectively.

The repayment schedule for the Company’s loans is as follows:

Twelve months ending June 30,	Vehicle loans	Equipment loans	Others	Total
2025	$62,169	$53,988	$648,440	$764,597
2026	37,167	31,936	12,240	81,343
2027	35,353	5,790	—	41,143
2028	13,406	—	—	13,406
2029	8,937	—	—	8,937
Total undiscounted borrowings	157,032	91,714	660,680	909,426
Less: imputed interest	(10,749)	(7,357)	(7,983)	(26,089)
Total	$146,283	$84,357	$652,697	$883,337

NOTE 8 — GENERAL AND ADMINISTRATIVE EXPENSES

	June 30, 2024	June 30, 2023
Payroll expense	$2,328,547	$1,197,082
Staff benefit expense	407,894	235,008
Office expense	394,630	179,547
Professional expense	381,932	104,177
Travelling and entertainment	188,679	161,290
Repair and maintenance	151,358	112,034
Lease expense	91,670	102,382
Depreciation expense	71,980	130,755
Insurance	38,470	31,337
Advertising	29,537	11,325
Other expense	27,943	35,268
Motor expense	24,433	29,949
Bank charges	1,117	1,158
Total	$4,138,190	$2,331,312

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follow:

Name of Related Party	Relationship to the Company
Mr. Henry Liu	Chairman of the Board, CEO, and an ultimate shareholder of the Company
Mr. Shuai Li	President, COO, and an ultimate shareholder of the Company
Weship Transport Inc. (“Weship”)	Controlled by Mr. Henry Liu
American Bear Logistics (Wuhan) Co., Ltd. (“ABL Wuhan”)	The Company owns 5% of equity interest
LLL Intermodal Inc. (“Intermodal”)	Controlled by Mr. Henry Liu

a) Summary of balances with related parties

Due from related parties consist of mainly rent receivables from the following:

	June 30, 2024	June 30, 2023
Due from Weship	$422,742	$731,243
Due from Intermodal	18,537	14,887
Total	$441,279	$746,130

The Company has collected approximately $nil from Weship as of the report date, and is planning to collect the remaining receivable balance from three related parties by the end of December 2024.

b) Summary of balances payable to related parties

	June 30, 2024	June 30, 2023
Account payable to Weship	$175,172	$365,413
Account payable to ABL Wuhan	52,000	—
Account payable to Intermodal	550	—
Total	$227,722	$365,413

c) Summary of balances receivable from related parties

	June 30, 2024	June 30, 2023
Account receivable from Weship	$32,435	$44,627
Account receivable from ABL Wuhan	744,961	—
Total	$777,396	$44,627

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS (cont.)

d) Summary of related parties’ transactions

	For the years ended June 30,
	2024	2023
Revenue from Weship	$28,870	$109,314
Revenue from ABL Wuhan	$1,835,377	$—
Cost of revenue charged by Weship	$1,555,680	$1,598,143
Rental income from Weship	$288,185	$481,252
Cost of revenue charged by Intermodal	$564,519	$325,237
Cost of revenue charged by ABL Wuhan	$162,625	$—

During the years ended June 30, 2024 and 2023, the Company had the following transactions with its related parties — Weship, ABL Wuhan and Intermodal

(a)	The Company provides logistic forwarding services to Weship and ABL Wuhan and charges Weship and ABL Wuhan at its regular market rate for the services provided.
(b)	Weship is one of the Company’s vendors for truck delivery service.
(c)	The Company subleased portion of its warehouse space to Weship for rental income. The Company subleased its warehouse in Chicago to Weship in July 2023 and again for the period from January to June 2024. The Company also subleased another warehouse in Los Angeles beginning in August 2023.
(d)	Intermodal is one of the Company’s vendors for truck delivery service.
(e)	ABL Wuhan provides labor force and certain cross-border freight consolidation and forwarding services and is one of our cross-border freight consolidation and forwarding service providers.

e) Due to shareholders

	June 30, 2024	June 30, 2023
Due to shareholders, end	$(1,018,281)	$(90,000)

The balance with the shareholders is unsecured, interest free, and due on demand. The Company had balance of due to shareholder Henry Liu of $986,923 and $90,000 and Shuai Li of $31,358 and $nil as of June 30, 2024 and 2023, respectively.

f) Dividend payable to shareholders

	June 30, 2024	June 30, 2023
Dividend payable to Mr. Henry Liu	$(27,056)	$(27,056)
Dividend payable to Mr. Shuai Li	(71,794)	(71,794)
Total	$(98,850)	$(98,850)

No non-taxable dividend was declared to shareholders for the year ended June 30, 2024. During the year ended June 30, 2023, ABL Chicago declared non-taxable dividend of total $200,000 to its two shareholders from its accumulated retained earnings, of which $101,150 of dividends declared was offset against balances due from shareholders.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS (cont.)

g) Salaries and employee benefits paid to major shareholders

	June 30, 2024	June 30, 2023
Mr. Henry Liu	$97,597	$96,647
Mr. Shuai Li	104,628	101,352
Total	$202,225	$197,999

NOTE 10 — TAXES

Corporate Income Taxes

Before the Reorganization, the Company was elected to be taxed as an “S Corporation” under the provisions of the Internal Revenue Code and comparable state income tax law. As an S Corporation, the Company is not subject to Federal income tax and Illinois State tax. Taxable income “pass through” to the personal tax returns of the owners. However, Illinois allows subchapter S corporations to elect to pay the Pass-through Entity (“PTE”) tax at entity level for tax years ending on or after December 31, 2021 and beginning prior to January 1, 2026. The PTE tax rate is equal to 4.95% of the taxpayer’s net income for the taxable year. The S corporation making the election is liable for paying the PTE tax, and the shareholders will receive credit for the amount of PTE tax credit paid but shall be liable to pay any remaining tax based on their share of the pass-through entity’s income and credits. Illinois also taxes 1.5% replacement tax on S corporation’s net taxable income.

The Company terminated its status as a Subchapter S Corporation as of June 30, 2024, in connection with its Reorganization. As a C Corporation, the Company combined statutory income tax rate is 28% in each period, representing a U.S. federal income tax rate of 21.0% and 7% state income tax for Illinois. Also, as a C Corporation, the Company is subjected to Illinois State replacement tax at rate of 2.5% and no PTE tax is applicable.

The Company’s PRC subsidiary, Wuhan ABL, which ceased to a subsidiary since August 4, 2023, is governed by the income tax laws of the PRC and is qualified as small and micro-sized enterprises with annual taxable income less than RMB 3 million and is subjected to 5% of the preferential tax rate.

In conjunction with the termination of the Subchapter S corporation status, the C Corporation deferred tax assets and liabilities were estimated for future tax consequences attributable to difference between the financial statement carrying amounts of the Company’s existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities were measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized as a $72,152 decrease to the net deferred tax assets to $89,581 and an decrease to the provision for income taxes of $186,485 during the year ended June 30, 2024.

As of June 30, 2024 and 2023, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the years ended June 30, 2024 and 2023, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — TAXES (cont.)

The provision for income tax for the years ended June 30, 2024 and 2023 consists of the following:

	June 30, 2024	June 30, 2023
Current income tax expense	$46,996	$32,829
Deferred income tax expense	(114,333)	32,239
Total income tax (credit) provision	$(67,337)	$65,068

The following table reconciles the statutory tax rate to the Company’s effective tax for the years ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Income (loss) before tax	$(295,614)	$1,008,798
Statutory state tax rate	21%	6.45%
Income tax (credit) expense at the federal statutory rate	$(62,079)	$65,068
Illinois state tax/PET tax	(2,171)	—
Illinois replacement tax	(74)	—
Federal income tax	32,358	—
Non-capital loss not utilized adjustment	(35,371)	—
Income tax provision	(67,337)	65,068

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — TAXES (cont.)

The Company’s deferred tax assets and liabilities consist of the following:

	June 30, 2024	June 30, 2023
Deferred tax assets:
Allowance for credit loss	$16,490	$1,671
Lease liability – operating	1,126,429	150,570
Lease liability – financing	16,799	4,175
Total deferred tax assets	1,159,718	156,416
Deferred tax liabilities:
Property and equipment	-	(31,575)
Right of use assets – operating	(1,058,707)	(146,484)
Right of use assets – financing	(11,430)	(3,109)
Total deferred tax liabilities	(1,070,137)	(181,168)
Deferred tax assets (liabilities), net	$89,581	$(24,752)

NOTE 11 — STOCKHOLDERS’ EQUITY

Common Stocks

The Company was incorporated under the laws of the State of Nevada on August 28, 2023. In accordance with the Company’s Articles of Incorporation, the Company is authorized to issue 50,000 shares of common stock with par value of $0.0001. 50,000 shares of common stocks of the Company were issued on August 28, 2023.

On October 25, 2023, the Company amended its Articles of Incorporation to increase its number of authorized common stocks from 50,000 shares to 200,000,000 shares.

On March 29, 2024, a 120-for-1 share split was conducted by the Company. After the share split and as of the date of this report, the issued share capital of the Company consists of $600 divided into 6,000,000 common shares, par value of $0.0001 each.

Additional Paid-in Capital

The Company transferred its accumulated retained earnings as of September 23, 2023 from retained earnings to additional paid-in capital as the original owners’ contribution to the capital of the Company upon the Reorganization and the termination of S corporation for ABL Chicago.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — EARNINGS PER SHARE

For the years ended June 30, 2024 and 2023, the Company has no stock options and warrants issued and no impact on diluted earnings per share.

	For the years ended June 30,
	2024	2023
Net (loss) income attributable to the Company	$(225,252)	$983,602
Weighted average number of common shares outstanding – Basic and Diluted	6,000,000	6,000,000
(Loss) earnings per share – Basic and Diluted	$(0.04)	$0.16

NOTE 13 — CONCENTRATIONS AND CREDIT RISK

The Company had three and one third-party customers and one and no related-party customer individually generated over 10% of the Company’s total revenue for the years ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and 2023, the Company had one and two third-party customers and no and one related-party customer individually represented over 10% of account receivables, respectively.

The Company had one and no third-party suppliers and one and one related-party suppliers individually represented over 10% of the Company’s cost of revenue for the years ended June 30, 2024 and 2023, respectively. The Company had one and no third-party supplier and one and one related-party supplier represented over 10% of the Company’s accounts payable as of June 30, 2024 and 2023, respectively.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Contractual Commitments

As of June 30, 2024, the Company’s contractual obligations consist of the following:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$4,236,202	$1,391,267	$1,774,692	$1,070,243	$—
Finance lease obligations	57,109	38,961	18,148	—	—
Vehicle loans	157,032	62,169	72,520	22,343	—
Equipment loans	91,714	53,988	37,726	—	—
Other loans	660,680	648,440	12,240	—	—
Total	$5,202,737	$2,194,825	$1,915,326	$1,092,586	$—

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES (cont.)

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s consolidated financial position or results of operations or liquidity as of June 30, 2024 and 2023.

NOTE 15 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2024 up through the date the Company issued these consolidated financial statements, for disclosure or recognition in the consolidated financial statements of the Company as appropriate.

Incorporation of A Subsidiary

On July 10, 2024, the Company incorporated a wholly-owned subsidiary, Sichuan Hupan Jincheng Qiye Guanli Limited, in China, with registered capital of RMB 50 million (approximately $6.9 million).

Initial Public Offering

On July 1, 2024, the Company closed its IPO of 1,500,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $6.75 million from the offering. The total net proceeds to the Company from the IPO, after deducting discounts, expense allowance, and expenses, were approximately $5.79 million. Pursuant to the terms and conditions of the underwriting agreement, dated as of June 28, 2024, by and between The Benchmark Company, LLC and Axiom Capital Management, Inc., (the “Representative”) and the Company (the “Underwriting Agreement”), the underwriters had an overallotment option, exercisable for 30 days by July 30, 2024, to purchase up to an additional 225,000 shares from the Company at the offering price less of $4.50 the underwriting discount and commissions to cover over-allotments. As of the reporting date, no such option has been exercised.

Representative’s Warrants

Pursuant to the Underwriting Agreement, the Company issued to the Representative and its designee warrants (the “Representative’s Warrants”) to purchase 75,000 shares of common stock. The Representative’s Warrants are exercisable at a per share exercise price of $4.50 equal to IPO price and are exercisable at any time and from time to time, in whole or in part, during the period commencing on December 30, 2024 and terminating on June 30, 2029. Neither the Representative’s Warrants nor any of the shares issued upon exercise of the Representative’s Warrants may be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of such securities by any person, for a period of six months immediately following the commencement of sales of the offering.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.

Based upon this evaluation, our management concluded that as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of June 30, 2024 due to the following material weaknesses:

●	We are lacking adequate segregation of duties and effective risk assessment; and

●	We are lacking sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both the U.S. GAAP, and SEC guidelines.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We plan to address the weaknesses identified above by implementing the following measures:

(i) Continuously hiring additional accounting staffs with comprehensive knowledge of U.S. GAAP and SEC reporting requirements;

(ii) Designing and implementing formal procedures and controls supporting the Company’s period-end financial reporting process, such as controls over the preparation and review of account reconciliations and disclosures in the consolidated financial statements; and

(iii) Ameliorating our internal audit to assist with assessment of Sarbanes-Oxley compliance requirements and improvement of internal controls related to financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors, and their ages and positions as of the date of this report, are set forth below:

Name	Age	Position(s)
Henry Liu	34	Co-Founder, Chairman of the Board of Directors and Chief Executive Officer
Shuai Li	39	Co-Founder, Director, President and Chief Operating Officer
Long (Leo) Yi	47	Chief Financial Officer
Yiye Zhou	40	Independent Director
Zhengyi (Janice) Fang	32	Independent Director
Cynthia Vuong	36	Independent Director

Mr. Henry Liu is our co-founder and has served as our chairman of the board of directors and chief executive officer since our establishment. Mr. Liu has over six years of logistics operation experience, especially in freight forwarding, and he has extensive knowledge of the supply chain industry. Mr. Liu has served as the president of American Bear Logistics Corp., our Illinois operating subsidiary, from February 2018 to present and co-lead its operations, client relationships and business development with Mr. Shuai Li. From August 2017 to February 2018, Mr. Liu served as an operator in Hoson Logistics America Inc., an Illinois-based logistics company, where he took charge of import and export of air and ocean freight. Mr. Liu received his bachelor’s degree in bioengineering from Northwest Agriculture and Forestry University in China in June 2013 and his master’s degree in food safety and technology from Illinois Institute of Technology in December 2015. We believe that Mr. Liu’s extensive knowledge of our Company, gained through his services as our co-founder and chief executive officer, and his experience in the supply chain industry, qualify him to serve as the chairman of our board of directors.

Mr. Shuai Li is our co-founder and has served as our president and chief operating officer since our inception and has served as a member of our board of directors since June 2024. As an expert in the logistics and supply chain industry, Mr. Li oversees and manages the overall operations of our company. From February 2018 to present, Mr. Li has served as the president of American Bear Logistics Corp., our Illinois operating subsidiary and co-lead its operations, client relationships and business development with Mr. Henry Liu. From February 2014 to December 2017, Mr. Li served as an executive salesman at Express Distributor Corp, an Illinois-based restaurant supply chain company. From January 2010 to December 2014, Mr. Li worked as a sales consultant at Lala Lulu Online Store, a cross-border trading company that focuses on the export of U.S.-made merchandise to China. Mr. Li received his bachelor’s degree in communications from Wuhan Institute of Physical Education in China in July 2007 and his master’s degree in business administration from Benedictine University in Illinois in December 2013. We believe that Mr. Li’s extensive knowledge of our Company, gained through his service as our co-founder, president and chief operating officer, and his experience in the supply chain industry, qualify him to serve on our board.

Mr. Long (Leo) Yi has served as our chief financial officer since June 2024. Mr. Yi is a certified public accountant in the state of Illinois with 15 years of working experience in the accounting and financing field. From July 2019 to January 2023, Mr. Yi served as the chairman of audit committee in Color Star Technology Co., Ltd. (NASDAQ: ADD), an entertainment technology company focusing on the application of technology and artificial intelligence in the entertainment industry. From January 2018 to July 2021, Mr. Yi served as the chief executive officer of Urban Tea, Inc. (NASDAQ: MYT). From April 2019 to January 2020, he served as the chief financial officer of iFresh Inc (OTC: IFMK). From November 2012 to January 2018, Mr. Yi served as the chief financial officer of TD Holdings, Inc. (NASDAQ: GLG). Mr. Yi received a bachelor’s degree in accounting from Northeastern University (Shenyang, China) in September 1998, a master’s degree in accounting and finance from University of Rotterdam in June 2004 and another master’s degree in accounting and finance from McGill University in August 2006.

Ms. Yiye Zhou has served as an independent director since June 2024. From September 2019 to present, Ms. Zhou served as the investor relations director at Senmiao Technology Ltd., a financing and servicing company focused on the online ride-hailing industry in China in charge of investor relations. From January 2013 to May 2019, Ms. Zhou worked as a business analyst at Gravity Ball, a healthcare startup company based in Los Angeles, California, in charge of research, strategies and risk control From July 2010 to March 2012, Ms. Zhou worked as a research analyst at McKinsey in Shanghai, China. Ms. Zhou received her bachelor’s degree in business management from Regensburg University of Applied Sciences in June 2007 and her master’s degree in management and strategy from London School of Economics & Political Science in December 2008. We believe that Ms. Zhou’s deep knowledge in the business industry qualifies her to serve on our board.

Ms. Zhengyi (Janice) Fang has served as an independent director since June 2024. Ms. Fang is a professional accountant certified by the American Institute of Certified Public Accountants in Washington. From December 2020 to present, Ms. Fang has served as a senior consultant at Ernst & Young in Haikou, China, in charge of, valuation, modeling, and economic consulting services. From September 2018 to November 2020, Ms. Fang worked as an audit associate and assistant manager at KPMG. Ms. Fang received her bachelor’s degree in business administration in accounting in June 2014 and her master’s degree in professional accounting in June 2017 from Seattle University. We believe that Ms. Fang’s significant experience in finance and accounting qualifies her to serve on our board.

Ms. Cynthia Vuong has served as an independent director since June 2024. Ms. Vuong is a program manager professional with over 11 years of experience. From January 2021 to present, Ms. Vuong has served as a game portfolio planner in business operations at Microsoft Corporation. Before that, from October 2018 to January 2021, she served as a launch manager in business operations at Microsoft Corporation. From March 2012 to June 2018, Ms. Vuong worked as a senior consultant at multiple consulting firms, including Unify Consulting, Revel Consulting Services L.L.C. and Sogeti USA. Ms. Vuong received her bachelor’s degree in international studies from the University of Washington in June 2010. We believe that Ms. Vuong’s extensive knowledge of business operations qualifies her to serve on our board.

Board Composition and Election of Directors

Our board of directors currently consists of five members. Each of our current directors will continue to serve until the first annual meeting of the stockholders or until their successor(s) shall have been elected and qualified.

Director Independence

Our common stock is listed on the Nasdaq Capital Market (the “Nasdaq”). Under the rules of the Nasdaq, independent directors may comprise a majority of a listed company’s board of directors within one year following the listing date of the company’s securities. Under the rules of the Nasdaq, a director will only qualify as an “independent director” if that that company’s board of directors affirmatively determines that such person does not have a relationship with the company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has undertaken a review of the independence of each director and, based on the information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Yiye Zhou, Zhengyi (Janice) Fang and Cynthia Vuong qualify as independent directors in accordance with the Nasdaq rules. Our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each director.

Role of the Board of Directors in Risk Oversight

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the board of directors at regular board meetings as part of management presentations that focus on particular business functions, operations, or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. While our board of directors has a fiduciary duty to monitor and assess strategic risk exposure, our audit committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures, overseeing cybersecurity risks and assisting the board of directors in its oversight over enterprise risk management. The audit committee also approves or disapproves any related person transactions. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance guidelines and manages risks associated with the independence of the board of directors. Our compensation and leadership development committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Board Diversity Matrix

The following table sets forth the diversity information of our board of directors based on voluntary self-identification as of June 30, 2024.

Total Number of Directors: 5
	Male	Female	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	3	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	2	3	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	0	0	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	0

Committees of the Board of Directors

We have established an audit committee, a compensation committee and a nominating and corporate governance committee under the board of directors. We have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee.    Our audit committee consists of Ms. Yiye Zhou, Ms. Zhengyi (Janice) Fang and Ms. Cynthia Vuong, and is chaired by Ms. Fang. Ms. Zhou, Ms. Fang and Ms. Vuong each satisfies the “independence” requirements of Rule 5605(c)(2) of the Listing Rules of the Nasdaq and meet the independence standards under Rule 10A-3 under the Exchange Act, as amended. We have determined that Ms. Fang qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

●	selecting the independent registered public accounting firm and pre-approving all auditing and non-auditing services permitted to be performed by the independent registered public accounting firm;

●	reviewing with the independent registered public accounting firm any audit problems or difficulties and management’s response;

●	reviewing and approving all proposed related party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;

●	discussing the annual audited financial statements with management and the independent registered public accounting firm;

●	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of material control deficiencies;

●	annually reviewing and reassessing the adequacy of our audit committee charter;

●	meeting separately and periodically with management and the independent registered public accounting firm; and

●	reporting regularly to the board of directors.

Compensation Committee. Our compensation committee consists of Ms. Zhou, Ms. Fang and Ms. Vuong, and is chaired by Ms. Vuong. Ms. Zhou, Ms. Fang and Ms. Vuong each satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq. The compensation committee assists the board of directors in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our executive officers may not be present at any committee meeting during which their compensation is deliberated upon. The compensation committee is responsible for, among other things:

●	reviewing the total compensation package for our executive officers and making recommendations to the board of directors with respect to it;

●	approving and overseeing the total compensation package for our executives other than the three most senior executives;

●	reviewing the compensation of our directors and making recommendations to the board of directors with respect to it; and

●	periodically reviewing and approving any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, and employee pension and welfare benefit plans.

Nominating and Corporate Governance Committee.    Our nominating and corporate governance committee consists of Ms. Zhou, Ms. Fang and Ms. Vuong, and is chaired by Ms. Zhou. Ms. Zhou, Ms. Fang and Ms. Vuong each satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board of directors and its committees. The nominating and corporate governance committee is responsible for, among other things:

●	recommending nominees to the board of directors for election or re-election to the board of directors, or for appointment to fill any vacancy on the board of directors;

●	reviewing annually with the board of directors the current composition of the board of directors with regards to characteristics such as independence, age, skills, experience and availability of service to us;

●	selecting and recommending to the board of directors the names of directors to serve as members of the audit committee and the compensation committee, as well as of the nominating and corporate governance committee itself; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Compensation committee interlocks and insider participation

None of the members of our compensation committee is or has been our current or former officer or employee. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, including any entity whose executive officers served as a director or member of our compensation committee.

Family Relationships

No family relationships existed among any of our directors or executive officers.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors.

Insider Trading Policy

We have adopted an Insider Trading Policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the compliance officer of the policy prior to execution.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5 and any amendments thereto furnished to us, we believe that during the fiscal year ended June 30, 2024, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner.

Item 11. Executive Compensation.

Our named executive officers (“NEOs”) for the fiscal years ended June 30, 2023 and 2024, consisting of our principal executive officers, serving at the end of such years, consisting of our principal executive officer and next most highly compensated officer serving at the end of such fiscal years, were:

●	Henry Liu, our chief executive officer; and

●	Shuai Li, our president and chief operating officer.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our NEOs for the fiscal years ended June 30, 2023 and 2024.

Name and Principal Position	For the Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other ($)	Total ($)
Henry Liu	2024	72,800	—	—	—	—	—	—	72,800
Chief Executive Officer	2023	72,800	—	—	—	—	—	—	72,800

Shuai Li	2024	83,548	—	—	—	—	—	—	83,548
President and Chief Operating Officer	2023	83,548	—	—	—	—	—	—	83,548

Employment Agreements

We have entered into employment agreements with each of our NEOs (collectively, the “Employment Agreements”). The Employment Agreements establish an initial base salary for each of our NEOs and provide that each of our NEOs is eligible to participate in our standard employee benefit plan. The employment of each of our NEOs can be terminated by us at any time with or without cause. Each of the NEOs may (i) resign if such resignation is approved by our board of directors or an alternative arrangement with respect to his services is agreed to by the board of directors, and (ii) terminate his employment at any time with a one-month prior written notice to the Company, if (a) there is a material reduction in his authority, duties and responsibilities, or (b) there is a material reduction in his annual salary.

None of our NEOs is entitled to any cash severance payment upon a termination of their employment for “cause” (as defined in such employment agreement), or for death and disability.

If any of the NEOs’ employment is terminated by us without cause, he will be entitled to severance payments and benefits of: (i) a lump sum cash payment equal to six months of his base salary as of the date of such termination; (ii) a lump sum cash payment equal to a pro-rated amount of his target annual bonus for the year immediately preceding the termination, if any; (iii) payment of premiums for continued health benefits under the Company’s health plans for 12 months following the termination, if any; and (iv) immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held, if any.

If any of the NEOs’ employment is terminated by himself due to the above-mentioned reasons, he will receive remuneration equivalent to three months of his base salary that he is entitled to immediately prior to such termination.

In addition, in the event that any of the NEOs is terminated following a change in control of the Company, he shall be entitled to the severance payments and benefits of: (i) a lump sum cash payment equal to three months of his base salary at a rate equal to the greater of his annual salary in effect immediately prior to the termination, or his then current annual salary as of the date of such termination; (ii) a lump sum cash payment equal to a pro-rated amount of his target annual bonus for the year immediately preceding the termination; (iii) payment of premiums for continued health benefits under the Company’s health plans for three months following the termination; and (iv) immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held, if any.

Equity-Based Compensation

As of the date of this report, we had not adopted any equity incentive plan, nor had we awarded any equity-based compensation to any employees, including our NEOs.

Other Compensation and Benefits

We maintain a 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain limits in the U.S. Internal Revenue Code of 1986, as amended (the “Code”), which are updated annually. We have the ability to make matching and discretionary contributions to the 401(k) plan. Currently, we do not make matching contributions or discretionary contributions to the 401(k) plan. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not generally taxable to the employees until withdrawn or distributed from the 401(k) plan.

Our NEOs did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the fiscal years ended June 30, 2024. Our board of directors may elect to provide our officers and other employees with non-qualified defined contribution or other non-qualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Our NEOs did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the fiscal years ended June 30, 2024.

Director Compensation

During the year ended June 30, 2024, none of our non-employee directors received any compensation from the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information, as of the date of this report, with respect to the beneficial ownership of our shares of common stock by: (a) each named executive officer, each of our directors, and our directors and executive officers as a group; and (b) each person or entity known by us to own beneficially more than 5% of our shares of common stock. Percentage ownership is based on an aggregate of 7,500,000 shares of common stock outstanding as of the date of this report. We have determined beneficial ownership in accordance with the rules of the SEC.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	%†
Executive Officers and Directors
Henry Liu(2)	2,700,600	36.0%
Shuai Li(3)	3,000,000	40.0%
Long (Leo) Yi	—	—
Yiye Zhou	—	—
Zhengyi (Janice) Fang	—	—
Cynthia Vuong	—	—
All Executive Officers and Directors as a group	5,700,600	76.0%
5% or Greater Holders	—	—
H&L LOGISTICS INTERNATIONAL LLC(2)	2,700,600	36.0%
JIUSHEN TRANSPORT LLC(3)	3,000,000	40.0%

(1)	Unless noted otherwise, the address of all listed stockholder is 1475 Thorndale Avenue, Suite A, Itasca, Illinois 60143.

(2)	Represents 2,700,600 shares of common stock held of record by H&L LOGISTICS INTERNATIONAL LLC, a company wholly owned by Mr. Henry Liu organized under the laws of the State of Illinois. The registered address of H&L LOGISTICS INTERNATIONAL LLC is 270 Hearthstone Drive, Bartlett, Illinois 60103.

(3)	Represents 3,000,000 shares of common stock held of record by JIUSHEN TRANSPORT LLC, a company wholly owned by Mr. Shuai Li organized under the laws of the State of Illinois. The registered address of JIUSHEN TRANSPORT LLC is 1360 West Walton Street, Chicago, Illinois 60642.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following sets forth the transactions we have entered into since July 1, 2022, and any currently proposed transactions, to which we were or are expected to be a participant where (i) the amount involved exceeded or will exceed the lesser of $120,000 or 1% of our total assets at year-end for the last two completed fiscal years, and (ii) any of our executive officers, directors, or holders of more than 5% of any class of our voting securities, or any affiliate or member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than the compensation and other arrangements we describe in “Item 11. Executive Compensation” of this report.

	For the years ended June 30,
	2024	2023
Revenue from Weship	$28,870	$109,314
Revenue from ABL Wuhan	$1,835,377	$—
Cost of revenue charged by Weship	$1,555,680	$1,598,143
Rental income from Weship	$288,185	$481,252
Cost of revenue charged by Intermodal	$564,519	$325,237
Cost of revenue charged by ABL Wuhan	$162,625	$—

During the years ended June 30, 2024 and 2023, the Company had the following transactions with its related parties — Weship, ABL Wuhan and Intermodal

(a)	The Company provides logistic forwarding services to Weship and ABL Wuhan and charges Weship and ABL Wuhan at its regular market rate for the services provided.
(b)	Weship is one of the Company’s vendors for truck delivery service.

(c)	The Company subleased portion of its warehouse space to Weship for rental income. The Company subleased its warehouse in Chicago to Weship in July 2023 and again for the period from January to June 2024. The Company also subleased another warehouse in Los Angeles beginning in August 2023.

(d)	Intermodal is one of the Company’s vendors for truck delivery service.
(e)	ABL Wuhan provides labor force and certain cross-border freight consolidation and forwarding services and is one of our cross-border freight consolidation and forwarding service providers.

Related Party Transaction Policy

Our board of directors have adopted a written related party transaction policy, setting forth the policies and procedures for the review and approval or ratification of related party transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships, in which we were or are to be a participant, where the amount involved in any fiscal year exceeds the lesser of $120,000 or 1% of our total assets at year-end for the last two completed fiscal years, and a related party had, has, or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related party or entities in which the related party has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related party.

In reviewing and approving any such transactions, our audit committee has primary responsibility to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related party’s interest in the transaction.

Item 14. Principal Accountant Fees and Services.

The following table represents the aggregate fees from our current principal accounting firm, ZH CPA, LLC for the fiscal years ended June 30, 2023 and 2024, respectively.

	2023	2024
Audit Fees	$285,000	$160,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All other fees	$-	$-
Total Fees	$285,000	$160,000

Audit Fees — This category includes the services performed for the audit of our annual financial statements, review of the interim financial statements and for the audits of our financial statements in connection with our initial public offering, and comfort letter in connection with the underwritten public offering that are normally provided by the independent auditors in connection with engagements for those fiscal years.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees — This category consists of professional services rendered by the Company’s independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We have filed the following documents as part of this Annual Report on Form 10-K:

(1)	Index to Consolidated Financial Statements

(2)	Financial Statement Schedules:

(3)	Exhibits required by Item 601 of Regulation S-K

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
3.3	Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on May 14, 2024).
4.2	Description of Registrant’s Securities
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.2	Form of Employment Agreement between the Registrant and Executive Officers (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.3	Lease Agreement, effective as of February 16, 2021, between American Bear Logistics Corp. and Prologis Targeted U.S. Logistics Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.4	Southlake Business Park Office/Warehouse Lease Agreement, dated as of January 11, 2021, between American Bear Logistics Corp. and Southlake Industrial, L.P. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.5	Warehouse Storage and Service Agreement, effective as of January 23, 2023, between American Bear Logistics Corp. and Cincolink Inc. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.6	Lease Agreement, effective as of March 12, 2024, between American Bear Logistics Corp. and Morris Clifton Associates I, LLC
10.7	Lease Agreement, effective as of July 18, 2024, between American Bear Logistics Corp. and Liberty Property Limited Partnership
14.1	Code of Ethics.
19.1	Insider Trading Policy.
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
24.1	Power of Attorney.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Operating Officer.
31.3	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1#	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
97.1	Executive Compensation Clawback Policy.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2024	Lakeside Holding Limited.

	By:	/s/ Henry Liu
Henry Liu
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry Liu, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Title	Date

/s/ Henry Liu	Chairman of the Board of Directors and Chief Executive Officer	September 30, 2024
Henry Liu

/s/ Shuai Li	Director, President and Chief Operating Officer	September 30, 2024
Shuai Li

/s/ Long (Leo) Yi	Chief Financial Officer	September 30, 2024
Long (Leo) Yi

/s/ Yiye Zhou	Independent Director	September 30, 2024
Yiye Zhou

/s/ Zhengyi (Janice) Fang	Independent Director	September 30, 2024
Zhengyi (Janice) Fang

/s/ Cynthia Vuong	Independent Director	September 30, 2024
Cynthia Vuong