Form 10-Q
period 2024-09-30
Lakeside Holding Ltd
filed 2024-11-14
CIK 1996192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File No. 001-42140

Lakeside Holding Limited

(Exact name of registrant as specified in its charter)

Nevada	82-1978491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1475 Thorndale Avenue, Suite A

Itasca, Illinois 60143

(Address of principal executive offices) (Zip Code)

(224) 446-9048

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value US$0.0001 per share	LSH	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of the date of this report, the Registrant had 7,500,000 shares of common stock outstanding.

Lakeside Holding Limited

FORM 10-Q

For the Quarterly Period Ended September 30, 2024

i

EXPLANATORY NOTE

As used in this Annual Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, references to “Lakeside,” “the Company,” “we,” “us,” and “our” refer to Lakeside Holding Limited together with its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, all of which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Forward-looking statements in this Form 10-Q may include, for example, statements concerning:

●	our future operating and financial performance, ability to generate positive cash flow and ability to achieve and sustain profitability;

●	our competitive position;

●	the sufficiency of our existing capital resources to fund our future operating expenses;

●	the timing of the introduction of new solutions and services;

●	the likelihood of success in and impact of litigation;

●	our protection or enforcement of our intellectual property rights;

●	our expectation with respect to securities, options and future markets and general economic conditions;

●	our ability to keep up with rapid technological change;

●	the impact of future legislation and regulatory changes on our business; and

●	our anticipated use of proceeds from our initial public offering.

Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance. The factors identified above are not exhaustive. We operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We are under no (and expressly disclaim any) obligation to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2024 (unaudited)	As of June 30, 2024 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$2,739,275	$123,550
Accounts receivable – third parties, net	1,786,451	2,082,152
Accounts receivable – related party, net	505,361	763,285
Prepayment and other receivable	113,198	-
Contract assets	41,301	129,506
Due from related parties	645,318	441,279
Total current assets	5,830,904	3,539,772

NON-CURRENT ASSETS
Investment in other entity	15,741	15,741
Property and equipment at cost, net of accumulated depreciation	314,496	344,883
Right of use operating lease assets	4,320,579	3,471,172
Right of use financing lease assets	29,881	37,476
Deferred tax asset	-	89,581
Deferred offering costs	-	1,492,798
Deposit and prepayment	298,217	202,336
Total non-current assets	4,978,914	5,653,987
TOTAL ASSETS	$10,809,818	$9,193,759

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payables – third parties	$758,963	$1,161,858
Accounts payables – related parties	70,872	227,722
Accrued liabilities and other payables	869,109	1,335,804
Current portion of obligations under operating leases	1,891,877	1,186,809
Current portion of obligations under financing leases	34,214	37,619
Loans payable, current	484,725	746,962
Dividend payable	98,850	98,850
Tax payable	79,825	79,825
Due to shareholders	138,107	1,018,281
Total current liabilities	4,426,542	5,893,730

NON-CURRENT LIABILITIES
Loans payable, non-current	105,166	136,375
Obligations under operating leases, non-current	2,646,597	2,506,402
Obligations under financing leases, non-current	13,233	17,460
Total non-current liabilities	2,764,996	2,660,237
TOTAL LIABILITIES	$7,191,538	$8,553,967
Commitments and Contingencies

EQUITY
Common stocks, $0.0001 par value, 200,000,000 shares authorized, 7,500,000 and 6,000,000 issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	750	600
Subscription receivable	-	(600)
Additional paid-in capital	4,942,791	642,639
Accumulated other comprehensive income	15,965	2,972
Deficits	(1,341,226)	(5,819)
Total equity	3,618,280	639,792

TOTAL LIABILITIES AND EQUITY	$10,809,818	$9,193,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,
	2024	2023
Revenue from third party	$3,599,787	$4,054,287
Revenue from related parties	481,767	94,189
Total revenue	4,081,554	4,148,476

Cost of revenue from third party	2,994,285	2,905,597
Cost of revenue from related parties	564,730	595,336
Total cost of revenue	3,559,015	3,500,933
Gross profit	522,539	647,543

Operating expenses:
General and administrative expenses	1,837,206	855,778
Loss from deconsolidation of a subsidiary	-	73,151
Provision of allowance for expected credit loss	12,837	52,122
Total operating expenses	1,850,043	981,051

Loss from operations	(1,327,504)	(333,508)

Other income (expense):
Other income, net	109,788	46,949
Interest expense	(28,110)	(22,785)
Total other income, net	81,678	24,164

Loss before income taxes	(1,245,826)	(309,344)

Income taxes expense (recovery)	89,581	(2,059)

Net loss and comprehensive loss	(1,335,407)	(307,285)
Net loss attributable to non-controlling interest	-	(3,025)
Net loss attributable to common stockholders	(1,335,407)	(304,260)

Other comprehensive loss
Foreign currency translation gain	12,993	3,122
Comprehensive loss	(1,322,414)	(304,163)
Less: comprehensive loss attributable to non-controlling interest	-	(3,119)
Comprehensive loss attributable to the common shareholders	$(1,322,414)	$(301,044)

Loss per share – basic and diluted	$(0.18)	$(0.05)
Weighted average shares outstanding – basic and diluted	7,500,000	6,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance at June 30, 2023	6,000,000	$600	$(600)	$—	$862,072	$(244)	$(7,068)	$854,760
Net loss for the three months ended September 30, 2023	—	—	—	—	(304,260)	—	(3,025)	(307,285)
Termination of S Corporation upon reorganization	—	—	—	642,639	(642,639)	—	—	—
Deconsolidation of a subsidiary	—	—	—	—	—	—	10,187	10,187
Foreign currency translation adjustment	—	—	—	—	—	3,216	(94)	3,122
Balance at September 30, 2023	6,000,000	$600	$(600)	$642,639	$(84,827)	$2,972	$—	$560,784

Balance at June 30, 2024	6,000,000	$600	$(600)	$642,639	$(5,819)	$2,972	—	$639,792
Paid in capital	—	—	600	—	—	—	—	600
Net loss for the three months ended September 30, 2024	—	—	—	—	(1,335,407)	—	—	(1,335,407)
Initial public offering, net of share issuance costs	1,500,000	150	—	4,300,152	—	—	—	4,300,302
Foreign currency translation adjustment	—	—	—	—	—	12,993	—	12,993
Balance at September 30, 2024	7,500,000	$750	$—	$4,942,791	$(1,341,226)	$15,965	—	$3,618,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKESIDE HOLDING LIMITED
CONDENSSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,335,407)	$(307,285)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation – G&A	17,995	17,995
Depreciation – cost of revenue	18,164	18,165
Amortization of operating lease assets	466,723	219,571
Depreciation of right-of-use finance assets	7,595	7,332
Provision of allowance for expected credit loss	12,837	52,122
Deferred tax expense (benefit)	89,581	(2,059)
Loss from derecognition of shares in subsidiary	-	73,151
Changes in operating assets and liabilities:
Accounts receivable – third parties	282,864	(138,491)
Accounts receivable – related parties	257,924	(65,995)
Contract assets	88,205	26,213
Due from related parties	(77,812)	49,182
Prepayment, other deposit	(176,572)	2,623
Accounts payables – third parties	(402,895)	133,904
Accounts payables – related parties	(156,850)	141,213
Accrued expense and other payables	(24,876)	37,739
Operating lease liabilities	(470,260)	(225,023)
Net cash (used in) provided by operating activities	(1,402,784)	40,357

Cash flows from investing activities:
Payment made for investment in other entity	-	(29,906)
Net cash outflow from deconsolidation of a subsidiary (Appendix A)	-	(48,893)
Prepayment for system installation	(32,507)	-
Acquisition of property and equipment	(5,772)	-
Net cash used in investing activities	(38,279)	(78,799)

Cash flows from financing activities:
Proceeds from loans	-	225,000
Repayment of loans	(265,456)	(122,137)
Repayment of equipment and vehicle loans	(27,990)	(29,678)
Principal payment of finance lease liabilities	(7,632)	(6,425)
Proceeds from initial public offering, net of share issuance costs	5,351,281	-
Advanced to related parties	(126,227)	-
Repayment to shareholders	(879,574)	-
Net cash provided by financing activities	4,044,402	66,760

Effect of exchange rate changes on cash and cash equivalents	12,386	3,216
Net decrease in cash and cash equivalent	2,615,725	31,534
Cash and cash equivalent, beginning of the period	123,550	174,018
Cash and cash equivalent, end of the period	$2,739,275	$205,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income tax	$—	$—
Cash paid for interest	$6,274	$6,462

SUPPLEMENTAL SCHEDULE OF NON-CASH IN FINANCING ACTIVITIES
Deferred offering costs within due to shareholders	$—	$230,000

NON-CASH ACTIVITIES
Right of use assets obtained in exchange for operating lease obligations	$1,244,140	$—
Right of use assets obtained in exchange for finance lease obligation	$—	$—

APPENDIX A – Net cash outflow from deconsolidation of a subsidiary
Working capital, net		$29,812
Investment in other entity recognized		(15,741)
Elimination of NCl at deconsolidation of a subsidiary		10,187
Loss from deconsolidation of a subsidiary		(73,151)
Cash		$(48,893)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of September 30, 2024, the Company’s subsidiaries are as follows:

Name	Date of Incorporation	Jurisdiction of Formation	Percentage of direct/indirect Economic Ownership	Principal Activities
Parent Company
Lakeside Holding Limited	August 28, 2023	Nevada	100%	Holding company
Subsidiary
American Bear Logistics Corp. (“ABL Chicago”)	February 5, 2018	Illinois	100%	Logistics services
Sichuan Hupan Jincheng Enterprise Management Co., Ltd (“Sichuan Hupan”)*	July 10, 2024	Sichuan, China	100%	Exploring business opportunities in China

*	On July 10, 2024, the Company incorporated a wholly-owned subsidiary, Sichuan Hupan Jincheng Enterprise Management Co., Ltd, in China. The Company is actively exploring the potential business opportunities in mainland China.

Reorganization

A reorganization of the legal structure was completed on September 23, 2023 (“The Reorganization”). The Reorganization involved the incorporation of Lakeside Holding Limited and the transfer the shares of American Bear Logistics Corp (“ABL Chicago”) to the Company.

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

As part of the series of reorganization transactions to be completed before the offering, a 120-for-1 share split was conducted by the Company on March 29, 2024. After the share split, the issued share capital of the Company consists of $600 divided into 6,000,000 common shares, par value of $0.0001 each.

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

On July 1, 2024, the Company closed its IPO of 1,500,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $6.75 million from the offering. The total net proceeds to the Company from the IPO, after deducting discounts, expense allowance, and expenses, were approximately $5.79 million (Note 11). As at July 1, 2024, 7,500,000 shares of common stock are issued and outstanding. As of the date of this report, the Controlling Group collectively holds 76.0% equity interest of the Company through H&L Logistics International LLC which holds 36.0% equity interest of the Company, and Jiushen Transport LLC, which holds 40.0% equity interest of the Company.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The condensed consolidated financial statements include the accounts of Lakeside Holding Limited and its wholly owned subsidiaries (collectively the “Company”). In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management estimates. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Use of estimates and assumptions

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the condensed consolidated financial statements. Significant accounting estimates required to be made by management include allowance for credit losses, the percentage of performance obligation completed at the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis and its estimates on historical experience, current and expected future conditions and various other assumptions that management believes are reasonable under the circumstances based on the information available to management at the time these estimates and assumptions are made. Actual results and outcomes may differ significantly from these estimates and assumptions.

Cash and cash equivalents

Cash and cash equivalents consist of unrestricted balances held with banks and deposits at banks or other financial institutions, which are available for withdrawal or use and have original maturities of three months or less. The Company maintains most of its bank accounts in the United States, which are insured by Federal Deposit Insurance Corporation (“FDIC”). The Company has one bank account in the PRC. Cash balances in bank accounts in PRC are not insured.

Accounts receivable, net

Accounts receivables are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company grant credit to customers, without collateral, under normal payment terms. The Company uses a loss rate method to estimate the allowance for credit losses. For those past due balances over one year and other higher risk receivables identified by the Company are reviewed individually for collectability. The Company evaluates the expected credit loss of accounts receivable based on customer financial condition and historical collection information adjusted for current market economic conditions and forecasts of future economic performance when appropriate. Loss-rate approach is based on the historical loss rates and expectations of future conditions. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of September 30, 2024 and June 30, 2024, the Company recorded the allowance of credit loss of $66,903 and $54,066, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On August 4, 2023, ABL Wuhan ceased to be the Company’s subsidiary and became the Company’s long-term investment. As of September 30, 2024 and June 30, 2024, the Company’s investment in ABL Wuhan amounted to $15,741 and no impairment charges was recorded.

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

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in other income or expenses in the condensed consolidated statements of income (loss) and other comprehensive income (loss).

Impairment of long-lived asset

Long-lived assets, including plant, property and equipment, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. The Company reviews the impairment of its right-of-use assets consistent with the approach applied for its other long-lived assets. No impairment charge was recognized for the three months ended September 30, 2024 and 2023, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Accounts payable

The account payables are derived from logistic services and forwarding service providers. The balances arise from logistics services provider are usually settled within 7 to 30 days.

Deferred offering costs

Pursuant to ASC 340-10-S99-1, incremental offering costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. These costs include legal fees related to the registration drafting and counsel, consulting fees related to the registration preparation, audit fees, SEC filing and print related costs and exchange listing costs. The deferred offering costs are offset against additional paid-in capital upon receipts of the capital raised at IPO closing date.

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The carrying value of cash and cash equivalent, accounts receivable from third parties and related parties, amount due from related parties, due to shareholders, other receivables, contract assets, accounts payable, other payables, dividend payable and accrued expenses and other current liabilities approximate fair value due to their short-term nature. For lease liabilities and loans payable, their carrying value approximate the fair value at the year-end, as the interest rates used to discount the host contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of September 30, 2024 and June 30, 2024.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revenue recognition

The Company adopted ASC Topic 606 “Revenue from Contracts with Customers” and all subsequent ASUs that modified ASC 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

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

For goods entering the United States, the Company determines that the performance period for revenue recognition is between the pickup date and the date of completing delivery. For customers shipping goods overseas with cargo space booking service, the Company determines that the performance period for revenue recognition is between the container or cargo space confirmed date and the date of arrival at destination. For customers shipping goods overseas without cargo space booking service, the Company determines that the performance period for revenue recognition is between pickup date and the date when the goods are departed from airport or port. The performance period may be estimated if the date of completing delivery or the departure date or arrival date has not occurred by the reporting date. Determining the performance period and the progress of the transportation as of the reporting date requires management’s estimation and judgement, which may impact the timing of revenue recognition.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revenue recognition (cont.)

Principal and agent considerations

In the Company’s transportation business, the Company utilizes independent contractors and third-party carriers and related party carriers in the performances of some transportation services as and when needed. U.S. GAAP requires us to evaluate, using a control model, whether the Company itself promises to provide services to the customers (as a principal) or to arrange for services to be provided by another party (as an agent). Based on the Company’s evaluation using a control model, the Company determined that in all of its major business activities, it serves as a principal rather than an agent within their revenue arrangements. Revenue and the associated purchased transportation costs are both reported on a gross basis within the condensed consolidated statements of income (loss) and comprehensive income (loss).

Disaggregation of revenues

The Company disaggregates its revenue from types of services providing and the customer geographic of its customers, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

The Company’s disaggregation of revenues for three months ended September 30, 2024 and 2023 is disclosed as below:

By service type
	For the three months ended September 30,
	2024	2023
Cross-border ocean freights solutions	$1,836,591	$1,703,657
Cross-border airfreights solutions	2,244,963	2,444,819
Total revenue	$4,081,554	$4,148,476

By customer geographic location
	For the three months ended September 30,
	2024	2023
Asia-based customers	$2,809,636	$1,694,223
U.S.-based customers	1,271,918	2,454,253
Total revenue	$4,081,554	$4,148,476

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

401(k) benefit plan

401(k) benefit plan covers substantially all employees and allows voluntary employee contributions up to the annually adjusted Inland Revenue Service (“IRS”) dollar limit. These voluntary contributions are matched equal to 100% of the first 3% of the employee’s compensation contributed and 50% of contributions exceeding 3% of eligible compensation, not to exceed 5% of the total eligible compensation. The employees’ voluntary contributions and the Company’s matching contributions are 100% vested immediately. The Company adopted the 401(k) benefit plan from April 2022. The expense related to matching employees’ contributions was $8,982 and $6,596 for the three months ended September 30, 2024 and 2023, respectively.

Rental income

The Company subleased portion of its offices area, warehouse and parking lots to third parties and related parties. The Company recognizes rental income over the sublease period. For the three months ended September 30, 2024 and 2023, the Company recognized rental income amounted to $101,067 and $50,383, respectively.

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income taxes (cont.)

The Company’s PRC subsidiary is governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), domestic enterprises and Foreign Investment Enterprises (the “FIE”) are usually subject to a unified 25% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic No. 740, Accounting for Uncertainty in Income Taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of September 30, 2024 and June 30, 2024, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to includes penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Foreign currency transactions

Our reporting currency is the U.S. dollar. The functional currency of our operations, except for Lakeside Sichuan, is the U.S. dollar. The functional currency of Lakeside Sichuan is the RMB. The assets, liabilities, revenues, and expenses of Lakeside Sichuan are remeasured in accordance with ASC 830. For the period ended September 30, 2024, assets and liabilities of Lakeside Sichuan are translated into U.S. dollars based upon exchange rates prevailing at the end of each period. Revenues and expenses of Lakeside Sichuan are translated at average exchange rates during the reporting period. The resulting translation adjustment is included in accumulated other comprehensive loss.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Foreign currency transactions (cont.)

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

September 30, 2024
Balance sheet items, except for equity accounts	US$1=RMB 7.0176
Items in the statements of income and cash flows	US$1=RMB 7.1641

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentrations and risks (cont.)

a. Concentration of credit risk (cont.)

The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains majority of the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of September 30, 2024 and June 30, 2024, one bank balance exceeded the insured limited by $750,024 and $nil, respectively. To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the United States.

The Company has adopted a credit policy of dealing with creditworthy counterparties to mitigate the credit risk from defaults. The management team conducts credit evaluations of its customers, and generally does not require collateral or other security from them. The Company establishes an accounting policy to provide for allowance for credit loss based on the individual customer’s financial condition, credit history, and the future economic conditions. Due from related parties’ balances are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. As of September 30, 2024 and June 30, 2024, none of the Company’s due from related parties are impaired.

b. Foreign exchange risk

Our subsidiary in PRC has functional currency in RMB. The value of the Chinese Yuan against the U.S. dollar is affected by the changes in China and United States economic conditions. We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge exposure to such risk. Also, by considering the volume of its business, the impact of foreign exchange risk is limited.

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

d. Liquidity risk

Liquidity risk arises through the excess of financial obligations over available financial assets due at any point in time. Our objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet our liquidity requirements at any point in time. The Company monitors and analyze its cash flow position, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. The Company is historically funded the working capital needs primarily from operations, loans, as well as shareholder advances to the Company. The Company will use the capital from its offering closed in July 2024 to fund the further working capital needs.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recent accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures” (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. Management is currently evaluating the provisions of this ASU and expect to adopt them for the year ending June 30, 2025.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited consolidated balance sheets, statements of income (loss) and comprehensive income (loss) and statements of cash flows.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 30, 2024	June 30, 2024
Accounts receivable – third-party customers	$1,839,243	$2,122,107
Less: allowance for credit loss – third-party customers	(52,792)	(39,955)
Accounts receivable from third-party customers, net	$1,786,451	$2,082,152

Add: accounts receivable – related party customers	$519,472	$777,396
Less: allowance for credit loss – related party customers	(14,111)	(14,111)
Total accounts receivable, net	$505,361	$763,285

Approximately $1.5 million or 65.3% of the accounts receivable balance has been collected as of the report date.

The movement of allowance for credit loss for the three months ended September 30, 2024 and the year ended June 30, 2024 is as follows:

	September 30, 2024	June 30, 2024
Beginning balance	$54,066	$25,909
Addition of provision	12,837	28,157
Ending balance	$66,903	$54,066

The Company recorded addition of allowance for credit loss of $12,837 and $ 52,122 for the three months ended September 30, 2024 and 2023, respectively.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:

	September 30, 2024	June 30, 2024
Furniture and Fixtures	$49,887	$49,887
Machinery equipment	287,002	281,230
Vehicles	324,267	324,267
Leasehold improvement	82,050	82,050
Subtotal	743,206	737,434
Less: accumulated depreciation	(428,710)	(392,551)
Property and equipment, net	$314,496	$344,883

Depreciation expense recorded in general and administrative expense was $17,995 and $17,995 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense recorded in cost of revenue was $18,164 and $18,165 for the three months ended September 30, 2024 and 2023, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 — LEASES

The Company has multiple lease agreements for warehouses, warehouse machinery and equipment and offices. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of September 30, 2024 and June 30, 2024, balance of lease liabilities was $4,538,474 and $3,693,211, respectively. The Company recognized additional operating lease liabilities of $845,263 as result of entering into two new operating lease agreements for the three months ended September 30, 2024. The ROU asset was recognized at the discount rate of 10.25% for one lease with a lease term of 1.6 years in the U.S. and 4.42% for another lease with a lease term of 2 years in China, resulting in a total of $1,244,140 on the commencement date.

As of September 30, 2024, the Company did not recognize any additional finance lease liabilities.

Total operating lease expenses on offices, warehouses, and warehouse equipment for the three months ended September 30, 2024 and 2023 were $466,723 and $ 219,571, respectively.

Total finance lease expenses on warehouse machinery and equipment for the three months ended September 30, 2024 and 2023 were $8,016 and $7,663, respectively. Depreciation of finance lease right-of-use assets were $7,595 and $7,332 for the three months ended September 30, 2024 and 2023, respectively.

The following table includes supplemental cash flow and non-cash information related to leases:

	For the three months ended September 30,
	2024	2023
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$470,260	$222,053
Operating cash flows from finance leases	$422	$331
Financing cash flows from finance leases	$7,632	$6,425
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$1,244,140	$-

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases is as follows:

	September 30, 2024	June 30, 2024
Weighted-average remaining lease term (years):
Operating lease	2.94 years	3.05 years
Finance lease	1.17 years	1.31 years

Weighted average discount rate:
Operating lease	7.21%	6.30%
Finance lease	6.78%	6.51%

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 — LEASES (cont.)

The following is a schedule of maturities of operating and finance lease liabilities as of September 30, 2024:

Operating leases

Twelve months ending September 30,	Repayment
2025	$2,149,231
2026	1,486,618
2027	533,724
2028	554,061
2029	380,383
Total future minimum lease payments	5,104,017
Less: imputed interest	(565,543)
Total operating lease liabilities	$4,538,474

Financing leases

Twelve months ending September 30,	Repayment
2025	$35,354
2026	12,439
2027	1,262
Total future minimum lease payments	49,055
Less: imputed interest	(1,608)
Total finance lease liabilities	$47,447

NOTE 6 — ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables comprise the following amounts relating to the operation of the Company

	September 30, 2024	June 30, 2024
Credit card payables	$319,694	$235,673
Payroll liabilities	122,289	120,379
Accrued expense (a)	324,212	435,019
Other payables (b)	102,914	544,733
Total	$869,109	$1,335,804

Note (a): The balance mainly consists of accrued interest of $186,630 and $175,019 and accrued professional fee of $130,000 and $260,000 as of September 30, 2024 and June 30, 2024, respectively.

(b): The balance mainly consists of payable related to initial offering cost of $100,000 and $541,819 as of September 30, 2024 and June 30, 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 — LOANS PAYABLE

The Company obtained multiple loans to finance the purchase of vehicles and warehouse machinery and obtained other loans to support its working capital needs.

The loan balance consists of the following:

	September 30, 2024	June 30, 2024
Equipment loans	$70,602	$84,357
Vehicle loans	132,048	146,283
Other loans	387,241	652,697
Total	589,891	883,337
Less: loan payable, current	(484,725)	(746,962)
Loan payable, non-current	$105,166	$136,375

Equipment loans

On December 7, 2020, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $48,033 at a fixed interest rate of 3.99% per annum with a maturity date of December 1, 2025. The loan balance was $12,920 and $15,427 as of September 30, 2024 and June 30, 2024, respectively.

On March 9, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $12,700 at a fixed interest rate of 3.99% per annum with a maturity date of July 6, 2025. The loan balance was $2,815 and $3,642 as of September 30, 2024 and June 30, 2024, respectively.

On April 7, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $12,700 at a fixed interest rate of 3.99% per annum with a maturity date of July 6, 2025. The loan was guaranteed by Mr. Henry Liu, the Chairman of the Board and CEO. The loan balance was $2,815 and $3,642 as of September 30, 2024 and June 30, 2024, respectively.

On June 4, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $26,800 at a fixed interest rate of 3.79% per annum with a maturity date of June 3, 2025. The loan balance was $5,339 and $7,085 as of September 30, 2024 and June 30, 2024, respectively.

On June 14, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $20,724 at a fixed interest rate of 6% per annum with a maturity date of August 06, 2024. The loan balance was $nil and $1,252 as of September 30, 2024 and June 30, 2024, respectively.

On July 13, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $8,465 at a fixed interest rate of 6% per annum with a maturity date of June 30, 2024. The loan balance was $nil and $256 as of September 30, 2024 and June 30, 2024, respectively.

On September 28, 2021, the Company entered into another equipment loan with Toyota Commercial Finance for a principal amount of $23,600 at a fixed interest rate of 3.54% per annum with a maturity date of June 30, 2024. The loan balance was $nil and $690 as of September 30, 2024 and June 30, 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 — LOANS PAYABLE (cont.)

On February 21, 2023, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $29,705 at a fixed interest rate of 7.90% per annum with a maturity date of February 20, 2027. The loan balance was $19,051 and $20,823 as of September 30, 2024 and June 30, 2024, respectively.

On June 10, 2021, the Company entered into an equipment loan with Amur Equipment Finance for a principal amount of $41,239 at a fixed interest rate of 13.92% per annum with a maturity date of June 9, 2026. The loan is personally guaranteed by Henry Liu, the Chairman of the Board and CEO. The loan term was 5 years. The loan balance was $16,764 and $18,972 as of September 30, 2024 and June 30, 2024, respectively.

On September 9, 2021, the Company entered into an equipment loan with Hatachi Capital America Corp. for a principal amount of $28,450 at a fixed interest rate of 9.49% per annum with a maturity date of March 15, 2026. The loan balance was $10,898 and $12,569 as of September 30, 2024 and June 30, 2024, respectively.

The Company made the total principal repayments of $13,755 and $15,824 in connection with the above equipment loans during the three months ended September 30, 2024 and 2023, respectively. Interest expenses for the above-mentioned equipment loans amounted to $1,640 and $2,681 during the three months ended September 30, 2024 and June 30, 2024, respectively.

Vehicle loans

On May 20, 2020, the Company entered into a vehicle loan with BMW Financial Services for a principal amount of $77,844 at a fixed interest rate of 0.9% per annum with a maturity date of June 4, 2025. The loan balance was $11,902 and $15,853 as of September 30, 2024 and June 30, 2024, respectively.

On July 29, 2021, the Company entered into a vehicle loan with AutoNation Honda O’Hare for a principal amount of $41,851 at a fixed interest rate of 1.90% per annum with a maturity date of August 10, 2025. The loan was guaranteed by Mr. Henry Liu, the Chairman of the Board and CEO. The loan balance was $9,875 and $12,540 as of September 30, 2024 and June 30, 2024, respectively.

On June 3, 2022, the Company entered into a vehicle loan with Tesla, Inc. for a principal amount of $101,050 at a fixed interest rate of 3.24% per annum with a maturity date of June 18, 2027. The loan balance was $57,637 and $62,630 as of September 30, 2024 and June 30, 2024, respectively.

On January 23, 2023, the Company entered into a vehicle loan with Tesla, Inc. for a principal amount of $68,540 at a fixed interest rate of 5.34% per annum with a maturity date of February 9, 2029. The loan balance was $52,634 and $55,259 as of September 30, 2024 and June 30, 2024, respectively.

The Company made the total principal repayments of $14,235 and $13,854 in connection with the above vehicle loans during the three months ended September 30, 2024 and 2023, respectively. Interest expenses for the above-mentioned above vehicle loans amounted to $1,308 and $1,689 during the three months ended September 30, 2024 and June 30, 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 — LOANS PAYABLE (cont.)

Other loans

	September 30, 2024	June 30, 2024
Loan A	$150,000	$150,000
Loan B	—	200,000
Loan C	50,000	50,000
Loan D	125,000	175,000
Loan E	62,241	77,697
Total	$387,241	$652,697

(a)	The Company entered a loan of $300,000 with an unrelated party on March 1, 2022. The loan is unsecured, with a fixed interest of 15% per annum and payable on monthly basis, for 6 months period and matured on September 1, 2022. On September 1, 2022, both parties agreed to extend the loan’s principal payment term to on demand.

(b)	The Company entered a loan of $200,000 with an unrelated party on July 26, 2021. The loan is unsecured, with no interest bearing for 6 months period and matured on January 25, 2022. The Company paid a principal of $100,000 during the year ended June 30, 2021 and both parties agreed to extend the remaining principal balance of $100,000 payment term to on demand. On April 8, 2024, the Company entered another loan of $100,000 with the same party. The loan is unsecured, with no interest bearing for a 6-month period and matured on September 7, 2024. The Company has made repayment of $200,000 during the three months ended September 30, 2024.

(c)	The Company entered a loan agreement of 50,000 with an employee on October 27, 2021. The loan is non-interest bearing, for a 12-month period, and matured on October 26, 2022.

On October 26, 2022, both parties agreed to extend the loan term to on demand.

(d)	The Company entered a loan agreement of $100,000 with an unrelated party on July 3, 2023. The loan is non-interest bearing, for a 6-month period.

On April 10, 2024, the Company entered another loan agreement of $75,000 with same party. The loan is non-interest bearing, for a 6-month period, and matured on September 9, 2024.

The Company made repayment of $50,000 during the three months ended September 30, 2024. Both parties agreed to extend the remaining principal balance of $125,000 payment term to on demand

(e)	The Company entered a loan of $125,000 with an unrelated party on August 17, 2023. The loan is personally guaranteed by Henry Liu, the Chairman of the Board and CEO, with a fixed interest of 16.00% per annum for 24 months period and matured on August 16, 2025. The monthly payment is $6,120 blending of interest and principal.

The Company made the total principal repayments of $265,456 and $122,137 in connection with the above other loans during the three months ended September 30, 2024 and 2023, respectively. Interest expenses for the above-mentioned other loans amounted to $16,515 and $18,084 during the three months ended September 30, 2024 and 2023, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 — LOANS PAYABLE (cont.)

The repayment schedule for the Company’s loans is as follows:

Twelve months ending September 30,	Vehicle loans	Equipment loans	Others	Total
2025	$57,279	$48,823	$392,320	$498,422
2026	35,353	23,878	-	59,231
2027	29,866	3,619	-	33,485
2028	13,406	-	-	13,406
2029	5,586	-	-	5,586
Total undiscounted borrowings	141,490	76,320	392,320	610,130
Less: imputed interest	(9,442)	(5,718)	(5,079)	(20,239)
Total	$132,048	$70,602	$387,241	$589,891

NOTE 8 — GENERAL AND ADMINISTRATIVE EXPENSES

	September 30, 2024	September 30, 2023
Payroll expense	$759,142	$464,012
Staff benefit expense	164,416	107,243
Office expense	165,481	70,199
Professional expense	340,114	17,535
Travelling and entertainment	126,108	72,093
Repair and maintenance	39,957	42,941
Lease expense	64,125	19,097
Depreciation expense	17,995	17,995
Insurance	73,683	4,746
Advertising	11,686	18,183
Other expense	68,094	16,188
Motor expense	5,791	5,289
Bank charges	614	257
Total	$1,837,206	$855,778

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follow:

Name of Related Party	Relationship to the Company
Mr. Henry Liu	Chairman of the Board, CEO, and an ultimate shareholder of the Company
Mr. Shuai Li	President, COO, and an ultimate shareholder of the Company
Weship Transport Inc. (“Weship”)	Controlled by Mr. Henry Liu
American Bear Logistics (Wuhan) Co., Ltd. (“ABL Wuhan”)	The Company owns 5% of equity interest
American Bear Logistics (Shenzhen) Co., Ltd. (“ABL Shenzhen”)	100% owned subsidiary of ABL Wuhan
LLL Intermodal Inc. (“Intermodal”)	Controlled by Mr. Henry Liu

a) Summary of balances with related parties

Due from related parties consist of mainly rent receivables from the following:

	September 30, 2024	June 30, 2024
Due from Weship	$626,781	$422,742
Due from Intermodal	18,537	18,537
Total	$645,318	$441,279

The Company has collected approximately $36,215 from Weship as of the report date, and is planning to collect the remaining receivable balance from two related parties by the end of June 2025.

b) Summary of balances payable to related parties

	September 30, 2024	June 30, 2024
Account payable to Weship	$34,622	$175,172
Account payable to ABL Wuhan	36,250	52,000
Account payable to Intermodal	-	550
Total	$70,872	$227,722

c) Summary of balances receivable from related parties

	September 30, 2024	June 30, 2024
Account receivable from Weship	$33,867	$32,435
Account receivable from ABL Shenzhen	55,508	-
Account receivable from ABL Wuhan	430,097	744,961
Total	$519,472	$777,396

The Company has collected approximately $0.3 million from the related parties as of the report date.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 — RELATED PARTY TRANSACTIONS (cont.)

d) Summary of related parties’ transactions

	For the three months ended September 30,
	2024	2023
Revenue from Weship	$1,432	$3,141
Revenue from ABL Wuhan	$424,827	$91,048
Revenue from ABL Shenzhen	$55,508	$-
Cost of revenue charged by Weship	$346,015	$459,435
Rental income from Weship	$97,312	$36,883
Cost of revenue charged by Intermodal	$172,465	$124,176
Cost of revenue charged by ABL Wuhan	$46,250	$11,725

During the three months ended September 30, 2024 and 2023, the Company had the following transactions with its related parties — Weship, ABL Wuhan, ABL Shenzhen and Intermodal

(a)	The Company provides logistic forwarding services to Weship, ABL Wuhan and ABL Shenzhen and charges Weship, ABL Wuhan and ABL Shenzhen at its regular market rate for the services provided.

(b)	Weship is one of the Company’s vendors for truck delivery service.

(c)	The Company subleased portion of its warehouse space to Weship for rental income. The Company subleased its warehouse in Chicago to Weship in July 2023 and again for the period from January 2024 to September 2024. The Company also subleased another warehouse in Los Angeles beginning in August 2023.

(d)	Intermodal is one of the Company’s vendors for truck delivery service.

(e)	ABL Wuhan provides labor force and certain cross-border freight consolidation and forwarding services and is one of our cross-border freight consolidation and forwarding service providers.

e) Due to shareholders

	September 30, 2024	June 30, 2024
Due to shareholders, end	$(138,107)	$(1,018,281)

The balance with the shareholders is unsecured, interest free, and due on demand. The Company had balance of due to shareholder Henry Liu of $134,370 and $986,923 and Shuai Li of $3,737 and $31,358 as of September 30, 2024 and June 30, 2024, respectively.

f) Dividend payable to shareholders

	September 30, 2024	June 30, 2024
Dividend payable to Mr. Henry Liu	$(27,056)	$(27,056)
Dividend payable to Mr. Shuai Li	(71,794)	(71,794)
Total	$(98,850)	$(98,850)

No non-taxable dividend was declared to shareholders for the three months ended September 30, 2024. During the year ended June 30, 2023, ABL Chicago declared non-taxable dividend of total $200,000 to its two shareholders from its accumulated retained earnings, of which $101,150 of dividends declared was offset against balances due from shareholders.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 — RELATED PARTY TRANSACTIONS (cont.)

g) Salaries and employee benefits paid to major shareholders

	For the three months ended September 30,
	2024	2023
Mr. Henry Liu	$22,523	$29,822
Mr. Shuai Li	25,810	30,503
Total	$48,333	$60,325

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

The Company terminated its status as a Subchapter S Corporation as of September 23, 2023, in connection with its Reorganization. As a C Corporation, the Company combined statutory income tax rate is 28% in each period, representing a U.S. federal income tax rate of 21.0% and 7% state income tax for Illinois. Also, as a C Corporation, the Company is subjected to Illinois State replacement tax at rate of 2.5% and no PTE tax is applicable.

The Company’s PRC subsidiary, is governed by the income tax laws of the PRC and is subjected to 25% of the preferential tax rate.

In conjunction with the termination of the Subchapter S corporation status, the C Corporation deferred tax assets and liabilities were estimated for future tax consequences attributable to difference between the financial statement carrying amounts of the Company’s existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities were measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized as a $17,894 increase to the net deferred tax assets to $22,693 and an increase to the provision for income taxes of $17,894 during the three months ended September 30, 2023.

As of September 30, 2024 and June 30, 2024, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the period ended September 30, 2024 and 2023, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 — TAXES (cont.)

The provision for income tax for the three months ended September 30, 2024 and 2023 consists of the following:

	For the three months ended September 30,
	2024	2023
Current income tax expense	$-	$-
Deferred income tax expense (recovery)	89,581	(19,953)
Deferred state tax adjustment – change of tax rates	-	17,894
Total income tax expense (recovery)	$89,581	$(2,059)

The following table reconciles the statutory tax rate to the Company’s effective tax the three months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024	2023
Loss before tax	$(1,245,826)	$(309,344)
Statutory state tax rate	21%	21%
Income tax recovery at the federal statutory rate	$(261,623)	$(64,962)
Illinois state tax/PET tax recovery	(79,470)	(21,654)
Illinois replacement tax recovery	(28,382)	(7,734)
Tax effect on change in tax rate	-	92,291
Change in valuation allowance	463,478	-
Tax effect on other tax jurisdiction	(4,422)	-
Total income tax expense (recovery)	89,581	(2,059)

The Company’s deferred tax assets and liabilities consist of the following:

	September 30, 2024	June 30, 2024
Deferred tax assets:
Allowance for credit loss	$20,405	$16,490
Lease liability – operating	1,352,707	1,126,429
Lease liability – financing	14,471	16,799
Non-capital loss carried forward	362,204	-
Valuation allowance	(463,478)	-
Total deferred tax assets	1,286,309	1,159,718
Deferred tax liabilities:
Right of use assets – operating	(1,277,195)	(1,058,707)
Right of use assets – financing	(9,114)	(11,430)
Total deferred tax liabilities	(1,286,309)	(1,070,137)
Deferred tax assets, net	$-	$89,581

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On July 1, 2024, the Company closed its IPO of 1,500,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $6.75 million from the offering. The total net proceeds to the Company from the IPO, after deducting discounts, expense allowance, and issuance expenses of a total of $1.0 million, were approximately $5.79 million.

As of September 30, 2024 and June 30, 2024, 7,500,000 and 6,000,000 common shares were issued and outstanding, respectively, with par value of $0.0001.

Additional Paid-in Capital

The Company transferred its accumulated retained earnings as of September 23, 2023 from retained earnings to additional paid-in capital as the original owners’ contribution to the capital of the Company upon the Reorganization and the termination of S corporation for ABL Chicago. For the period ended September 30, 2024, the Company closed its IPO and net proceed from offering, deducted by the IPO deferring cost and par value was transferred to additional paid-in capital.

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

Management determined that these warrants meet the requirements for equity classification under ASC 815-40 because they are indexed to their own shares and meet the requirements for equity classification. The warrants were recorded at their fair value on the date of grant as a component of shareholders’ equity. The fair value of these warrants was $159,000, which was considered a direct cost of IPO and included in additional paid-in capital. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying share of $4.00, risk free rate of 4.3%, expected term of five years; exercise price of the warrants of $4.5, volatility of 61%; and expected future dividends of nil.

As of September 30, 2024, 75,000 warrants in connection with IPO funding was outstanding, with an exercise price of $4.5 and remaining life of 4.75 years.

NOTE 12 — EARNINGS PER SHARE

For the three months ended September 30, 2024, the Company has no stock option issued and its warrants are considered to be antidilutive. Thus, no impact on diluted earnings per share. For the three months ended September 30, 2023, the Company has no stock options and warrants issued and no impact on diluted earnings per share.

	For the three months ended September 30,
	2024	2023
Net loss attributable to the Company	$(1,335,407)	$(304,260)
Weighted average number of common shares outstanding – Basic and Diluted	7,500,000	6,000,000
Loss per share – Basic and Diluted	$(0.18)	$(0.05)

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 — CONCENTRATIONS AND CREDIT RISK

The Company had two and two third-party customers and one and no related-party customer individually generated over 10% of the Company’s total revenue for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and June 30, 2024, the Company had two and one third-party customers and one and no related-party customer individually represented over 10% of account receivables, respectively.

The Company had no and no third-party suppliers and no and one related-party suppliers individually represented over 10% of the Company’s cost of revenue for three months ended September 30, 2024 and 2023, respectively. The Company had no and one third-party supplier and no and one related-party supplier represented over 10% of the Company’s accounts payable as of September 30, 2024 and June 30, 2024, respectively.

NOTE 14 — SEGMENT REPORTING

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

Management of the Company concludes that it has only one reporting segment. The Company is primarily engaged in the business of providing customized cross-border ocean freights solutions and airfreight solutions.

The Company’s CEO reviews consolidated results when making decisions about allocating resources and assessing performance of the Company, rather than by service types or customer geographic location; hence the Company concluded it has only one reporting segment.

The following table presents sales by service type for the three months ended September 30, 2024 and 2023, respectively:

By service type

	For the three months ended September 30,
	2024	2023
Cross-border ocean freights solutions	$1,836,591	$1,703,657
Cross-border airfreights solutions	2,244,963	2,444,819
Total revenue	$4,081,554	$4,148,476

The following table presents sales by customer geographic location for the three months ended September 30, 2024 and 2023, respectively:

By customer geographic location

	For the three months ended September 30,
	2024	2023
Asia-based customers	$2,809,636	$1,694,223
U.S.-based customers	1,271,918	2,454,253
Total revenue	$4,081,554	$4,148,476

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Contractual Commitments

As of September 30, 2024, the Company’s contractual obligations consist of the following:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$5,104,017	$2,149,231	$2,020,342	$934,444	$—
Finance lease obligations	49,055	35,354	13,701	—	—
Vehicle loans	141,490	57,279	65,219	18,992	—
Equipment loans	76,320	48,823	27,497	—	—
Other loans	392,320	392,320	—	—	—
Total	$5,763,202	$2,683,007	$2,126,759	$953,436	$—

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s consolidated financial position or results of operations or liquidity as of September 30, 2024 and June 30, 2024.

NOTE 16 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after September 30, 2024 up through the date the Company issued these consolidated financial statements, and unless disclosed below, there are not any material subsequent events that require disclosure in these consolidated financial statements.

Equity Transfer Agreement

On November 5, 2024, Sichuan Hupan Jincheng Enterprise Management Co., Ltd ("Sichuan Hupan"), a wholly owned subsidiary of Lakeside Holding Limited ("Lakeside") and a limited company incorporated in China, primarily in the business of pharmaceutical supply chain, entered into an equity transfer agreement (the "Equity Transfer Agreement") with Hubei Haoyaoshi Zhenghe Pharmacy Chain Co., Ltd and Hubei Huayao Pharmaceutical Co., Ltd to acquire 100% of the equity interests in Hupan Pharmaceutical (Hubei) Co., Ltd ("Hupan Pharmaceutical"), a comprehensive pharmaceutical distribution and supply chain service provider headquartered in Wuhan, China with verticals in brand promotion and healthcare technology support.

Hubei Haoyaoshi Zhenghe Pharmacy Chain Co., Ltd and Hubei Huayao Pharmaceutical Co., Ltd. currently hold 90.0% and 10.0% of the equity interests in Hupan Pharmaceuticals, respectively. Pursuant to the Equity Transfer Agreement, Sichuan Hupan will acquire the entirety of the equity interests that Hubei Haoyaoshi Zhenghe Pharmacy Chain Co., Ltd and Hubei Huayao Pharmaceutical Co., Ltd. hold in Hupan Pharmaceutical, for a total consideration of RMB4.0 million (US$0.6 million), which will be paid in three installments.

The first installment of RMB0.8 million (US$0.12 million) will be made in November 2024. As of this report date, the payment has not been made.

The second installment of RMB2.4 million (US$0.36 million) shall be paid within 7 working days after the day on which the preconditions for equity transfer as set forth in Article 4 in the Equity Transfer Agreement hereof are fulfilled, and the Transferors confirm and promises in writing to the Transferee.

The third installment of RMB0.8 million (US$0.12 million) shall be paid when the transfer is completed that the Parties have gone through all procedures such as company delivery and industrial and commercial registration of changes according to law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements.

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

Founded in Chicago, Illinois in 2018, we are an Asian American-owned business rooted in the U.S. with in-depth understanding of both the U.S. and Asian international trading and logistics service markets. Our customers are typically Asia- and U.S.-based logistics service companies serving large e-commerce platforms, social commerce platforms and manufacturers to sell and transport consumer and industrial goods made in Asia into the U.S. Since inception and as of September 30, 2024, we had served over 300 customers to fulfill over 45,000 cross-border supply chain solution orders.

We have established an extensive collaboration network of service providers, including global freight carriers for our cross-border freight consolidation and forwarding services as well as domestic ground transportation carriers for our U.S. domestic transportation services. Since inception and as of September 30, 2024, we had collaborated with almost all major global ocean and air carriers to forward 32,800 TEU of container loads and 55,100 tons of air cargo. As of September 30, 2024, we had also cooperated with over 200 domestic ground transportation carriers, including almost all major U.S. domestic ground transportation carriers, on a long-term, short-term or order basis, as the case may be.

We operate three massive and hyper-busy regional warehousing and distribution centers in the U.S., in Illinois and Texas. With an aggregate gross feet area of approximately 142,484 square feet and 52 docks, our regional warehousing and distribution centers have an aggregate daily floor load of up to 3,000 cubic meters of freight. In addition to our self-operated regional centers, we maintain close contact with over 150 warehouses and distribution terminals in almost all transportation hubs in the U.S. which we have cooperated in the past to support the warehousing and distributing services of our cross-border freight in case such freight requires storage, fulfilment, transloading, palletizing, packaging or distribution in states other than Illinois and Texas. As of September 30, 2024, we had assisted with the customs clearance, in conjunction with our other service offerings, of cross-border freight of an aggregate assessed value of over $42.6 million.

Leveraging our strong cross-border supply chain service capabilities, extensive service provider network of cross-border freight carriers and U.S. domestic ground transportation carriers, massive and hyper-busy regional warehousing and distribution centers as well as deep understanding of the Asian market, we have been able to build up our brand and reputation and have achieved fast growth since our inception. For the three months ended September 30, 2024 and 2023, our revenues amounted to $4.1 million and $4.1 million, respectively, and our gross profit amounted to $0.5 million and $0.6 million during the same periods, respectively. As of September 30, 2024, we had fulfilled over 45,000 cross-border supply chain solution orders for freight of an aggregate assessed value of $1.0 billion, delivered to thousands of business and residential addresses in approximately 48 U.S. states.

Key Factors Affecting Our Results of Operations

We believe the most significant factors that affect our business and results of operations include the following:

Our Ability to Expand Our Customer Base

Our results of operations are dependent upon our ability to expand and maintain our customer base. Since inception and as of September 30, 2024, we had served over 300 customers to fulfill over 45,000 cross-border supply chain solution orders. We will continue to expand our customer base to achieve a sustainable business growth. We aim to attract new customers and maintain our existing customers. We plan to improve the quality and expand the variety of our services to obtain more customers.

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

Other Income. Our other income primarily consists of rental income, if any.

Interest Expenses. Our interest expenses primarily consist of the interest expenses incurred for finance leases, equipment loans, vehicle loans and other loans and interest for late credit card payment.

Income Tax Expenses. Our income tax expenses consist primarily of U.S. federal, state income taxes, replacement tax in the state of Illinois and PRC enterprise income tax.

Results of Operations

For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following table summarizes the results of condensed consolidated statements of operations and comprehensive income (unaudited) for the three months ended September 30, 2024 and 2023 in U.S. dollars.

	For the Three Months Ended September 30,
	2024	2023
Revenue	4,081,554	4,148,476
Cost of revenue	3,559,015	3,500,933
Gross profit	522,539	647,543

Operating expenses:
General and administrative expenses	1,837,206	855,778
Loss from deconsolidation of a subsidiary	-	73,151
Provision of allowance for expected credit loss	12,837	52,122
Total operating expenses	1,850,043	981,051

Loss from operations	(1,327,504)	(333,508)

Other income (expense):
Other income, net	109,788	46,949
Interest expense	(28,110)	(22,785)
Total other income, net	81,678	24,164

Loss before income taxes	(1,245,826)	(309,344)

Income taxes expense (recovery)	89,581	(2,059)

Net loss and comprehensive loss	(1,335,407)	(307,285)
Net loss attributable to non-controlling interest	-	(3,025)
Net loss attributable to common stockholders	(1,335,407)	(304,260)

Other comprehensive loss
Foreign currency translation gain	12,993	3,122
Comprehensive loss	(1,322,414)	(304,163)
Less: comprehensive loss attributable to non-controlling interest	-	(3,119)
Comprehensive loss attributable to the common shareholders	$(1,322,414)	$(301,044)

The following table summarizes our consolidated results of operations and percentages of certain items in relation to total revenues for the three months ended September 30, 2024 and 2023, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the three months ended September 30,
	2024		2023
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Cross-border ocean freight solutions	$1,836,591	45.0%	$1,703,657	41.1%	$132,934	7.8%
Cross-border airfreight solutions	2,244,963	55.0%	2,444,819	58.9%	(199,856)	(8.2)%
Total revenues	4,081,554	100.0%	4,148,476	100.0%	(66,922)	(1.6)%
Cost of revenues	3,559,015	87.2%	3,500,933	84.4%	58,082	1.7%
Gross profit	$522,539	12.8%	$647,543	15.6%	$(125,004)	(19.3)%

Revenues

Our total revenues decreased by $66,922, or 1.6%, from $4,148,476 for the three months ended September 30, 2023, to $4,081,554 for the three months ended September 30, 2024. The decrease was primarily driven by a decrease in revenues from our cross-border airfreight solutions, partially offset by an increase in revenues from our cross-border ocean freight solutions.

Revenues from our cross-border airfreight solutions decreased by $0.2 million or 8.2%, from $2.4 million in the three months ended September 30, 2023, to $2.2 million in the three months ended September 30, 2024. The decrease was primarily due to a decrease in the volume of cross-border air freight processed, from approximately 7,816 tons for the three months ended September 30, 2023, to approximately 7,273 tons for the three months ended September 30, 2024.

Revenues from our cross-border ocean freight solutions increased by $0.1 million, or 7.8%, from $1.7 million in the three months ended September 30, 2023, to $1.8 million in the three months ended September 30, 2024. This growth was primarily due to an increase in the volume of cross-border ocean freights processed and forwarded, rising from 1,290 TEU in the three months ended September 30, 2023, to 1,430 TEU in the three months ended September 30, 2024.

We anticipate a revenue rebound in the next quarter, driven by increased air freight demand for the upcoming holiday season as online purchases surge. In response to rising customer demand, we have expanded our production capacity and are now equipped to handle a higher volume of purchase orders. Additionally, the continued decline in ocean freight charges is stimulating import and export activities, while the ongoing trend toward online shopping highlights the need for timely and competitively priced deliveries to end consumers.

Revenues by Customer Geographic

	For the three months ended September 30,
	2024		2023
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Asia-based customers	$2,809,636	68.8%	$1,694,223	40.8%	$1,115,413	65.8%
U.S.-based customers	1,271,918	31.2%	2,454,253	59.2%	(1,182,335)	(48.2)%
Total revenues	$4,081,554	100.0%	$4,148,476	100.0%	$(66,922)	(1.6)%

Revenues from the Asia-based customers increased by $1.1 million, or 65.8%, from $1.7 million in the three months ended September 30, 2023, to $2.8 million in the three months ended September 30, 2024. Revenues from the U.S.-based customers decreased by $1.2 million, or 48.2%, from $2.5 million in the three months ended September 30, 2023 to $1.3 million in the same period in 2024.

The increase in revenues from Asia-based customers in the three months ended September 30, 2024, was driven by a surge in volume from these customers, particularly those serving large e-commerce platforms. This growth reflects the rising demand for our services, a direct result of the overall expansion of the U.S. e-commerce market.

The decrease in revenue from the U.S.-based customers in the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to our strategic shift toward Asia-based e-commerce customers. Additionally, special projects with larger shipment volumes from U.S. customers were completed in the three months ended September 30, 2023, with no comparable projects in the same period in 2024.

Cost of Revenues

A breakdown of our cost of revenues for the three months ended September 30, 2024 and 2023 is as follows:

	For the three months ended September 30,		Amount Increase	Percentage Increase
	2024	2023	(Decrease)	(Decrease)
Transportation and delivery costs	$1,633,890	$1,961,011	$(327,121)	(16.7)%
Warehouse service charges	770,102	712,914	57,188	8.0%
Custom declaration and terminal charges	441,624	420,323	21,301	5.1%
Freight arrangement charges	164,340	103,178	61,162	59.3%
Overhead cost	549,059	303,507	245,552	80.9%
Total cost of revenue	$3,559,015	$3,500,933	$58,082	1.7%

Our cost of revenues increased by $0.1 million, or 1.7%, from $3.5 million in the three months ended September 30, 2023, to $3.6 million in the three months ended September 30, 2024. The increase in cost of revenues was mainly due to the combined effects of:

(i)	an increase in our warehouse service charges, mainly representing labor costs at our regional warehousing and distribution centers during the three months ended September 30, 2024, due to (a) extended service hours to process higher volumes of cross-border airfreight, and (b) the hiring of additional employees at our regional warehousing and distribution centers to support our growing business;

(ii)	an increase in custom declaration and terminal charges, consisting of customs fees, handling charges, and entry service fees charged by ports and terminals during the three months ended September 30, 2024, resulting from the higher assessed value of cross-border freight, particularly airfreight, during the same period;

(iii)	an increase in freight arrangement charges, mainly representing scheduling and booking fees for cross-border ocean freight during the three months ended September 30, 2024, primarily due to increased business for cross boarder shipping from the U.S. to China; and

(iv)

an increase in overhead costs, mainly comprising warehouse and equipment lease expenses, utilities, depreciation of property and equipment, and other direct costs during the three months ended September 30, 2024. The warehouse and equipment lease expenses increased significantly, from $207,807 in the three months ended September 30, 2023, to $410,193 in the three months ended September 30, 2024. The increase in lease expenses was primarily due to the addition of two warehouse agreements in the three months ended September 30, 2024, compared to the same period last year, and

(v)	A decrease in transportation and delivery costs, including trucking, drayage, chassis rental, freight and delivery cost during the three months ended September 30, 2024, which was primarily due to a reduction in delivery service provided to customers. Instead, we offered a more comprehensive service package, which included warehouse and transloading services.

Gross Profit

Our gross profit decreased by $0.1 million, or 19.3%, from $0.6 million in the three months ended September 30, 2023, to $0.5 million in the three months ended September 30, 2024. Our gross margin was 12.8% for the three months ended September 30, 2024, compared to 15.6% for the three months ended September 30, 2023. The decline in gross margin was primarily attributable to (i) reduced revenue from the airfreight solution, and (ii) an increase in our cost of revenue in warehouse services, custom declaration and terminal charges, frights arrange charge and overhead costs allocated, as discussed above.

General and Administrative Expenses

Our general and administrative expenses increased by $1.0 million, or 114.7%, from $0.9 million in the three months ended September 30, 2023, to $1.8 million in the three months ended September 30, 2024. These expenses represented 45.0% and 20.6% of our total revenues for the three months ended September 30, 2024 and 2023, respectively. The increase was primarily attributed to higher salary and employee benefit expenses, professional fee, office expense and traveling, insurance expense and entertainment expense:

Our salaries and employee benefits expenses increased by $0.3 million, or 116.9%, from $0.5 million in the three months ended September 30, 2023, to $0.8 million in the three months ended September 30, 2024. Our salaries and employee benefits expenses represented 50.3% and 66.8% of our total general and administrative expenses for the three months ended September 30, 2024 and 2023, respectively. The increase was mainly due to the recruitment of additional sales, customer services, and back-office support personnel to support our business growth. For our salaries and employee benefits expenses, (i) our payroll expenses increased by $0.3 million, or 63.6%, from $0.5 million in the three months ended September 30, 2023, to $0.8 million in the three months ended September 30, 2024, and (ii) our employee benefit expenses, which mainly consist of 401(k) company contribution, meal allowance and health insurance expenses, increased by $0.01 million, or 53.3%, from $0.1 million in the three months ended September 30, 2023, to $0.2 million in the three months ended September 30, 2024, representing 8.9% and 12.5% of our total general and administrative expenses for the three months ended September 30, 2024 and 2023, respectively. The increase was mainly due to rising employee health insurance premiums.

Our professional fee increased by $0.3 million, or 1,839.6%, from $17,535 in the three months ended September 30, 2023, to $340,114 in the three months ended September 30, 2024. Our professional fee represented 18.5% and 2.0% of our total general and administrative expenses for the three months ended September 30, 2024 and 2023, respectively. The increase was primarily due to audit fee, legal fee, consulting expense, investor-related expenses and financial reporting service fees for the three months ended September 30, 2024. In the three months ended September 30, 2023, most of the expenses directly related to offering that were not included in professional fees, as they were accounted for as deferred initial public offering assets.

Our office expense represented 9.0% and 8.2% of our total general and administrative expenses for three months ended September 30, 2024 and 2023, respectively. The increase was mainly due to office hardware including monitors and keyboard, printer ink, printer kits and charger purchased and more office supplies consumed due to more staff hired.

Our insurance expense increased by $68,937, or 1,452.6%, from $4,746 in the three months ended September 30, 2023, to $73,683 in the three months ended September 30, 2024. The increase was primarily due to purchasing insurance premiums for our directors and officers, as we became a public company in July 2024.

Our traveling and entertainment expense represented 6.9% and 8.4% of our total general and administrative expenses for three months ended September 30, 2024 and 2023, respectively. The increase was mainly due to higher entertainment and gift expenses related to networking with our business partners.

Other Income, Net

Our other income, net, increased by $62,839, or 133.8%, from $46,949 in the three months ended September 30, 2023, to $109,788 in the three months ended September 30, 2024. The increase was primarily due to renting out part of our office space to our related party, Weship, for an additional two months during the three months ended September 30, 2024.

Interest Expenses

Our interest expenses for the three months ended September 30, 2024, remained relatively stable compared to same period in last year.

Loss Before Income Taxes

We had loss before income taxes of $1.2 million for the three months ended September 30, 2024, compared to loss before income taxes of $0.3 million for the three months ended September 30, 2023. We were in a loss position before income taxes for the three months ended September 30, 2024, primarily attributable to the net effects of: (i) the decrease in gross profit, (ii) the rise in operating expenses; and (iii) the increase in other income for the three months ended September 30, 2024 as mentioned above.

Income Tax Expense

We had income tax expense of $89,581 and income tax recovery of $2,059 in the three months ended September 30, 2024 and 2023, respectively. We did not have current income tax provision in the three months ended September 30, 2024, due to net operating loss, and we recognized a deferred income tax asset of $373,897 due to temporary differences recognized and net operating loss carried forward. We also recognized a valuation allowance of $463,478 to write off our deferred tax asset since we are uncertain that we will be able to utilize the deferred tax asset to offset future taxable income, resulting in a net deferred tax expense of $89,581 in the three months ended September 30, 2024. We did not have current income tax provision in the three months ended September 30, 2023, due to net operating loss, and we recognized a deferred income tax asset of $2,059, due to temporary differences recognized and a deferred income tax expense of $373,897 due to the change from an S Corporation to a C Corporation upon the completion of our reorganization on September 23, 2023. Since our transition to a C Corporation on September 23, 2023, ABL Chicago, our subsidiary in the U.S. is now obligated to pay federal tax at a rate of 21% and Illinois state tax at a rate of 7.5%. This tax obligation was previously exempt for us as an S Corporation.

Net Loss

As a result of the foregoing, we had a net loss of $1.3 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of September 30, 2024, we had a cash and cash equivalent balance of $2.7 million. Our current assets were $5.8 million, and our current liabilities were $4.4 million, resulting in a current ratio of 1.3:1 and a positive working capital of $1.4 million. Total stockholders’ equity as of September 30, 2024 was $3.6 million.

As of September 30, 2024 and June 30, 2023, we had accounts receivable net of allowance of $2.3 million and $2.8 million, respectively. We periodically review our accounts receivable and allowance level to ensure our methodology for determining allowances is reasonable and to accrue additional allowances if necessary. For the accounts receivable, as of September 30, 2024 and June 30, 2023, we provided a credit loss allowance of $66,903 and $54,066, respectively.

In assessing our liquidity, we monitor and analyze our cash on hand, our ability to generate sufficient revenue sources in the future, and our operating and capital expenditure commitments. Historically, we have funded our working capital needs primarily through operations, loans, and working capital loans from stockholders. Since our offering closed in July 2024, we plan to use the proceeds to meet our ongoing working capital requirements. Our working capital requirements are influenced by the efficiency of our operations, the volume and dollar value of our revenue contracts, the progress or execution of customer contracts, and the timing of accounts receivable collections.

Cash Flows

The following table sets forth summary of our cash flows for the periods indicated:

	For the periods ended September 30,
	2024	2023
Net cash (used in) provided by operating activities	$(1,402,784)	$40,357
Net cash used in investing activities	(38,279)	(78,799)
Net cash provided by financing activities	4,044,402	66,760
Effect of exchange rate changes on cash	12,386	3,216
Net increase in cash and cash equivalent	2,615,725	31,534
Cash and cash equivalent, beginning of the period	123,550	174,018
Cash and cash equivalent, end of the period	$2,739,275	$205,552

Operating Activities

Net cash used in operating activities was $1,402,784 in the three months ended September 30, 2024, including net loss of $1,335,407, adjusted for non-cash items for $612,895 and changes in working capital of negative $680,272. The non-cash items primarily included $466,723 amortization of operating lease assets, $36,159 depreciation included in G&A and cost of revenue, $7,595 depreciation of right-of-use finance assets and $12,837 from provision of allowance for expected credit loss and a decrease of $89,581 from deferred tax asset due to recognition of valuation allowance. The adjustments for changes in working capital mainly included a decrease of $402,895 and $156,850 in accounts payable — third parties and related parties, respectively, an increase of $77,812 in due from related parties because of rental income recognized for the three months ended September 30, 2024, a decrease of $470,260 in operating lease liabilities and a decrease of $24,876 in accrued expense and other payable, partially offset by a decrease of $282,864 and $257,924 in accounts receivable — third parties and related parties, respectively, due to a decrease of revenues near period end.

Net cash provided by operating activities was $40,357 for the three months ended September 30, 2023, including net loss of $307,285, adjusted for non-cash items for $386,277, and changes in working capital of negative $38,635. The non-cash items primarily included $219,571 amortization of operating lease assets, $36,160 depreciation included in G&A and cost of revenue, $52,122 from provision of allowance for expected credit loss, and impacted by a loss of $73,151 from deconsolidation of a subsidiary. The adjustments for changes in working capital mainly included a decrease of $225,023 in operating lease liabilities, a decrease of $49,182 in due from related parties , an increase of $65,995 in accounts receivable — related parties and an increase of $138,491 in accounts receivable — third parties reflecting the impact of revenue growth combined with the timing of payments to third party providers, related parties and collections from clients on net working capital, partially offset by an increase of $133,904 in accounts payable — third parties, an increase of $141,213 in accounts payable — related parties, an increase of $37,739 in accrued expenses and other payables, and a decrease of $26,213 in contract assets.

The $1,443,141 increase in cash used in operating activities in the three months ended September 30, 2024 compared to the prior year was primarily due to an increase in net loss of $1,028,122 in the three months ended September 30, 2024 compared to same period in the prior year, together with an increase of $641,637 in cash outflow from working capital due to timing of vendor payments, client payments and related parties payment.

Investing Activities

Net cash used in investing activities was $38,279 and $78,799 for the three months ended September 30, 2024 and 2023, respectively. Net cash used in investing activities for the three months ended September 30, 2024, was primarily attributable to our purchases of property and equipment and the prepayment for the installation of a security system which was still in progress as of the period ended. On August 4, 2023, we reduced our unpaid registered capital contribution in our investee company in China, namely ABL Wuhan, and concurrently, the third-party shareholders increased their registered capital contribution accordingly. Following this change, the third-party shareholders own 80% of equity interest and we own 20% of equity interest in ABL Wuhan. Consequently, ABL Wuhan ceased to be the Company’s subsidiary after August 4, 2023. Therefore, we had cash outflow of $48,893 upon deconsolidation of a subsidiary and payment for registered capital of $29,906 during the three months ended September 30, 2023.

Financing Activities

Net cash provided by financing activities was $4,044,402 and $66,760 in the three months ended September 30, 2024 and 2023, respectively. The increase in net cash provided by financing activities was mainly due to the net proceeds of approximately $5,351,281 from the offering, partly offset by repayment of $879,574 to shareholders, loans repayment of $265,456 and advancement to related party of $126,227 during the three months ended September 30, 2024. The net cash provided by financing activities for the three months ended September 30, 2023, was primarily attributable proceeds from net proceed of loans of $102,863.

Capital Expenditures

Our capital expenditures are incurred primarily in connection with the purchase of fixed assets, including machinery and equipment, furniture and fixtures, leasehold improvement and vehicles. Our capital expenditures amounted to $38,279 and $nil in the three months ended September 30, 2024 and 2023, respectively.

We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We intend to fund our future capital expenditures with our existing cash balance, proceeds of loans, working capitals loans from stockholders and the proceeds from our IPO which was closed in July 2024.

Commitments and Contractual Obligations

As of September 30, 2024, the Company’s contractual obligations consist of the following:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$5,104,017	$2,149,231	$2,020,342	$934,444	$—
Finance lease obligations	49,055	35,354	13,701	—	—
Vehicle loans	141,490	57,279	65,219	18,992	—
Equipment loans	76,320	48,823	27,497	—	—
Other loans	392,320	392,320	—	—	—
Total	$5,763,202	$2,683,007	$2,126,759	$953,436	$—

Off-Balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements as of and for the three months ended September 30, 2024 and 2023, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures” (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. Management is currently evaluating the provisions of this ASU and expect to adopt them for the year ending June 30, 2025.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited consolidated balance sheets, statements of income (loss) and comprehensive income (loss) and statements of cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.

Based upon this evaluation, our management concluded that as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

●	We are lacking adequate segregation of duties and effective risk assessment; and

●	We are lacking sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both the U.S. GAAP, and SEC guidelines.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We plan to address the weaknesses identified above by implementing the following measures:

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings, investigations and claims incidental to the conduct of our business. We are currently not a party to, nor are we aware of, any legal proceedings, investigations or claims which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On July 1, 2024, we closed our initial public offering ("IPO"), in which we sold 1,500,000 shares of common stock at a price to the public of $4.50 per share. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-278416), which was declared effective by the Securities and Exchange Commission on June 27, 2024. We raised approximately $5.7 million  in net proceeds after deducting underwriters' discounts and commissions as well as offering. As of the date of this report, with the proceeds of the IPO, we used approximately $1.8 million for in marketing activities and business expansion and used approximately $1.9 million for working capital needs. We expect to use the remaining net proceeds for (i) investment in strengthening our cross-border supply chain capabilities, (ii) marketing activities to grow our customer base, (iii) strategic investments and potential mergers and acquisitions in the future, and (iv) general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
3.3	Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on May 14, 2024).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.2	Form of Employment Agreement between the Registrant and Executive Officers (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.3	Lease Agreement, effective as of February 16, 2021, between American Bear Logistics Corp. and Prologis Targeted U.S. Logistics Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.4	Southlake Business Park Office/Warehouse Lease Agreement, dated as of January 11, 2021, between American Bear Logistics Corp. and Southlake Industrial, L.P. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.5	Warehouse Storage and Service Agreement, effective as of January 23, 2023, between American Bear Logistics Corp. and Cincolink Inc. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.6	Lease Agreement, effective as of March 12, 2024, between American Bear Logistics Corp. and Morris Clifton Associates I, LLC (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K (File No. 001-42140), filed with the SEC on September 30, 2024).
10.7	Lease Agreement, effective as of July 18, 2024, between American Bear Logistics Corp. and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.7 to the annual report on Form 10-K (File No. 001-42140), filed with the SEC on September 30, 2024).
10.8	First Amendment to Lease Agreement, effective as of August 11, 2024, between American Bear Logistics Corp. and Liberty Property Limited Partnership.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1#	Section 1350 Certifications of Chief Executive Officer.
32.2#	Section 1350 Certifications of Chief Financial Officer.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeside Holding Limited

Dated: November 14, 2024	By:	/s/ Henry Liu
Henry Liu Chairman and Chief Executive Officer