Form 10-Q
period 2024-12-31
Lakeside Holding Ltd
filed 2025-02-14
CIK 1996192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            ..

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

Lakeside Holding Limited

FORM 10-Q

For the Quarterly Period Ended December 31, 2024

i

EXPLANATORY NOTE

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, references to “Lakeside,” “the Company,” “we,” “us,” and “our” refer to Lakeside Holding Limited together with its consolidated subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 31, 2024 (unaudited)	As of June 30, 2024 (audited)
ASSETS
CURRENT ASSETS
Cash	$1,123,414	$123,550
Accounts receivable – third parties, net	1,645,774	2,082,152
Accounts receivable – related party, net	207,293	763,285
Prepayment and other receivable	49,476	-
Contract assets	31,388	129,506
Inventory, net	10,328	-
Due from related parties	682,980	441,279
Loan to a third party	686,697	-
Total current assets	4,437,350	3,539,772

NON-CURRENT ASSETS
Investment in other entity	15,741	15,741
Property and equipment at cost, net of accumulated depreciation	514,073	344,883
Intangible asset, net	418,867	-
Right of use operating lease assets	4,074,617	3,471,172
Right of use financing lease assets	110,998	37,476
Deferred tax asset	-	89,581
Deferred offering costs	-	1,492,798
Deposit and prepayment	265,480	202,336
Total non-current assets	5,399,776	5,653,987
TOTAL ASSETS	$9,837,126	$9,193,759

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payables – third parties	$1,233,142	$1,161,858
Accounts payables – related parties	71,557	227,722
Accrued liabilities and other payables	1,244,501	1,335,804
Current portion of obligations under operating leases	2,203,766	1,186,809
Current portion of obligations under financing leases	48,865	37,619
Loans payable, current	609,935	746,962
Dividend payable	-	98,850
Tax payable	79,825	79,825
Due to shareholders	-	1,018,281
Total current liabilities	5,491,591	5,893,730

NON-CURRENT LIABILITIES
Loans payable, non-current	174,846	136,375
Deferred tax liabilities	104,717	-
Obligations under operating leases, non-current	2,339,439	2,506,402
Obligations under financing leases, non-current	80,252	17,460
Total non-current liabilities	2,699,254	2,660,237
TOTAL LIABILITIES	$8,190,845	$8,553,967

Commitments and Contingencies

EQUITY
Common stocks, $0.0001 par value, 200,000,000 shares authorized, 7,500,000 and 6,000,000 issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	750	600
Subscription receivable	-	(600)
Additional paid-in capital	4,942,791	642,639
Accumulated other comprehensive income	(9,214)	2,972
Deficits	(3,288,046)	(5,819)
Total equity	1,646,281	639,792

TOTAL LIABILITIES AND EQUITY	$9,837,126	$9,193,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
	2024	2023	2024	2023
Revenue from cross-border freight solutions – third party	$6,702,063	$8,639,983	$3,102,276	$4,585,696
Revenue from cross-border freight solutions – related parties	756,994	424,596	275,227	330,407
Revenue from distribution of pharmaceutical products – third parties	218,086	-	218,086	-
Total revenue	7,677,143	9,064,579	3,595,589	4,916,103

Cost of revenue from cross-border freight solutions – third party	6,153,994	6,329,650	3,159,709	3,424,053
Cost of revenue from cross-border freight solutions – related party	921,050	1,022,877	356,320	427,541
Cost of revenue from pharmaceutical products – related parties	121,791	-	121,791	-
Total cost of revenue	7,196,835	7,352,527	3,637,820	3,851,594
Gross profit (loss)	480,308	1,712,052	(42,231)	1,064,509

Operating expenses:
Selling expenses	54,488	—	54,488	—
General and administrative expenses	3,749,059	1,840,831	1,911,853	985,053
Loss from deconsolidation of a subsidiary	—	73,151	—	—
Provision (reversal) of allowance for expected credit loss	1,956	49,591	(10,881)	(2,531)
Total operating expenses	3,805,503	1,963,573	1,955,460	982,522

Income (loss) from operations	(3,325,195)	(251,521)	(1,997,691)	81,987

Other income
Other income, net	201,541	88,449	91,753	41,500
Interest expense	(68,992)	(53,864)	(40,882)	(31,079)
Total other income	132,549	34,585	50,871	10,421

(Loss) income before income taxes	(3,192,646)	(216,936)	(1,946,820)	92,408
Income tax expense (credit)	89,581	26,125	—	28,184
Net (loss) income	(3,282,227)	(243,061)	(1,946,820)	64,224
Less: net loss attributable to non-controlling interest	—	(3,025)	—	—
Net (loss) income attributable to the Company	(3,282,227)	(240,036)	(1,946,820)	64,224

Other comprehensive (loss) income:
Foreign currency translation income	(12,186)	3,122	(25,179)	—
Comprehensive (loss) income	(3,294,413)	(239,939)	(1,971,999)	64,224
Less: comprehensive loss attributable to non-controlling interest	—	(3,119)	—	—
Comprehensive (loss) income attributable to the Company	$(3,294,413)	$(236,820)	$(1,971,999)	$64,224

(Loss) earnings per share – basic and diluted	$(0.44)	$(0.04)	$(0.26)	$0.01
Weighted Average Shares Outstanding – basic and diluted	7,500,000	6,000,000	7,500,000	6,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED)

	For The Three Months Ended December 31, 2023
	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance at September 30, 2023	6,000,000	$600	$(600)	$642,639	$(84,827)	$2,972	$—	$560,784
Net income	—	—	—	—	64,224	—	—	64,224
Balance at December 31, 2023	6,000,000	$600	$(600)	$642,639	$(20,603)	$2,972	$—	$625,008

	For The Six Months Ended December 31, 2023
	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance at June 30, 2023	6,000,000	$600	$(600)	$—	$862,072	$(244)	$(7,068)	$854,760
Net income (loss) for the period	—	—	—	—	(240,036)	—	(3,025)	(243,061)
Termination of S Corporation upon reorganization	—	—	—	642,639	(642,639)	—	—	—
Deconsolidation of a subsidiary	—	—	—	—	—	—	10,187	10,187
Foreign currency translation adjustment	—	—	—	—	—	3,216	(94)	3,122
Balance at December 31, 2023	6,000,000	$600	$(600)	$642,639	$(20,603)	$2,972	$—	$625,008

	For The Three Months Ended December 31, 2024
	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2024	7,500,000	$750	$—	$4,942,791	$(1,341,226)	$15,965	$3,618,280
Net loss	—	—	—	—	(1,946,820)	—	(1,946,820)
Foreign currency translation adjustment	—	—	—	—	—	(25,179)	(25,179)
Balance at December 31, 2024	7,500,000	$750	$—	$4,942,791	$(3,288,046)	$(9,214)	$1,646,281

	For The Six Months Ended December 31, 2024
	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2024	6,000,000	$600	$(600)	$642,639	$(5,819)	$2,972	$639,792
Paid in capital	—	—	600	—	—	—	600
Net loss	—	—	—	—	(3,282,227)	—	(3,282,227)
Initial public offering, net of share issuance costs	1,500,000	150	—	4,300,152	—	—	4,300,302
Foreign currency translation adjustment	—	—	—	—	—	(12,186)	(12,186)
Balance at December 31, 2024	7,500,000	$750	$—	$4,942,791	$(3,288,046)	$(9,214)	$1,646,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESIDE HOLDING LIMITED
CONDENSSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,282,227)	$(243,061)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation – G&A	50,804	35,991
Depreciation – cost of revenue	36,328	36,328
Amortization and interest expense of operating lease assets	989,003	439,142
Depreciation of right-of-use finance assets	15,480	14,385
Provision of allowance for expected credit loss	1,956	49,591
Deferred tax expense	89,581	26,125
Loss from derecognition of shares in subsidiary	—	73,151
Changes in operating assets and liabilities:
Accounts receivable – third parties	424,648	(479,056)
Accounts receivable – related parties	565,766	(192,609)
Contract assets	98,118	(27,169)
Inventories, net	(10,328)	—
Due from related parties	(241,702)	40,740
Prepayment, other deposit	(112,620)	(23,269)
Accounts payables – third parties	28,285	539,542
Accounts payables – related parties	(156,165)	241,721
Accrued expense and other payables	312,722	122,547
Operating lease liabilities	(742,649)	(396,263)
Net cash (used in) provided by operating activities	(1,933,000)	257,836

Cash flows from investing activities:
Purchase of furniture and equipment	(36,072)	—
Payment for leasehold improvement	(75,008)	—
Net cash payment for asset acquisition	(552,721)	—
Loan to a third party	(686,697)	—
Payment made for investment in other entity	—	(29,906)
Net cash outflow from deconsolidation of a subsidiary (Appendix A)	—	(48,893)
Net cash used in investing activities	(1,350,498)	(78,799)

Cash flows from financing activities:
Proceeds from loans	195,000	225,000
Repayment of loans	(339,914)	(185,856)
Repayment of equipment and vehicle loans	(55,877)	(59,708)
Principal payment of finance lease liabilities	(14,964)	(13,429)
Payment for deferring offering cost	—	(140,000)
Advances from Hupan Pharmaceutical prior to acquisition	276,365
Proceeds from initial public offering, net of share issuance costs	5,351,281	—
Advanced to related parties	(311,185)	—
Proceeds from shareholders	—	158,455
Repayment to shareholders	(805,345)	—
Net cash provided by (used in) financing activities	4,295,361	(15,538)

Effect of exchange rate changes on cash	(11,999)	3,216
Net increase in cash	999,864	166,715
Cash, beginning of the period	123,550	174,018
Cash, end of the period	$1,123,414	$340,733

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income tax	$—	$—
Cash paid for interest	$45,953	$15,503

SUPPLEMENTAL SCHEDULE OF NON-CASH IN INVESTING AND FINANCING ACTIVITIES
Deferred offering costs within due to shareholders	$—	$500,826
Deferred offering costs within accrued expense and other payables	$—	$241,176
Additions to property and equipment included in loan payable	$102,235	—
Additions to leasehold improvement and furniture and fixture through account payable	$42,803	$—
Settlement of due to shareholder and advance to related party	$311,185	$—

NON-CASH ACTIVITIES
Right of use assets obtained in exchange for operating lease obligations	$1,445,498	$—
Right of use assets obtained in exchange for finance lease obligation	$89,003	$19,982

APPENDIX A – Net cash outflow from deconsolidation of a subsidiary
Working capital, net		$29,812
Investment in other entity recognized		(15,741)
Elimination of NCl at deconsolidation of a subsidiary		10,187
Loss from deconsolidation of a subsidiary		(73,151)
Cash		$(48,893)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Lakeside Holding Limited (the “Company”), is a holding company established on August 28, 2023 under the laws of the State of Nevada. The Company, acting through its subsidiary, is primarily engaged in providing customized cross-border ocean freight solutions and airfreight solutions. On July 1, 2024, the Company closed its initial public offering (“IPO”) of 1,500,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $6.75 million from the offering (Note 14). In connection with the offering, the Company’s common shares began trading on the Nasdaq Capital Market under the trading symbol “LSH.”

As of December 31, 2024, the Company’s subsidiaries are as follows:

Name	Date of Incorporation/ Acquisition	Jurisdiction of Formation	Percentage of direct/indirect Economic Ownership	Principal Activities
Parent Company
Lakeside Holding Limited	August 28, 2023	Nevada	100%	Holding company
Subsidiaries/companies with ownership
American Bear Logistics Corp. (“ABL Chicago”)	February 5, 2018	Illinois	100%	Logistics services
Sichuan Hupan Jincheng Enterprise Management Co., Ltd (“Sichuan Hupan”)*	July 10, 2024	Sichuan, China	100%	Exploring business opportunities in China
Hupan Pharmaceutical (Hubei) Co., Ltd (“Hupan Pharmaceutical”)**	November 21, 2024	Hubei, China	100%	Medical Injection and Pharmaceutical Distributor
Wuhan Hupan New Energy Technology limited Co., Ltd (“Hupan New Energy”)	December 12, 2024	Wuhan, China	80% by Hupan Pharmaceutical	Dormant
Wuhan Ruixinda Technology Limited Co., Ltd (“Wuhan Ruixinda”)	December 20, 2024	Wuhan, China	51% by Hupan New Energy	Dormant

*	On July 10, 2024, the Company incorporated a wholly-owned subsidiary, Sichuan Hupan Jincheng Enterprise Management Co., Ltd, in China. The Company is actively exploring the potential business opportunities in mainland China.

**	On November 5, 2024, Sichuan Hupan entered into an equity transfer agreement (the “Equity Transfer Agreement”), through which the Company acquired 100% of the equity interests in Hupan Pharmaceutical , a comprehensive pharmaceutical distribution and supply chain service provider, for a total consideration of $0.6 million (see Note 19). The transaction was completed on November 21, 2024.

Reorganization

A reorganization of the legal structure was completed on September 23, 2023 (“The Reorganization”). The Reorganization involved the incorporation of Lakeside Holding Limited and the transfer the shares of American Bear Logistics Corp (“ABL Chicago”) to the Company.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION (cont.)

Reorganization (continued)

Prior to the Reorganization, Mr. Henry Liu, the Chairman of the Board and Chief Executive Officer (“CEO”), and Mr. Shuai Li, the President, each owned 50% equity interest of the ABL Chicago (collectively, the “Controlling Group”). On September 23, 2023, the Controlling Group transferred their 100% equity interest in ABL Chicago to the Company for a consideration of $1,000. Upon this Reorganization, the Company ultimately owns 100% equity interest of ABL Chicago.

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

On July 1, 2024, the Company closed its IPO of 1,500,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $6.75 million from the offering. The total net proceeds to the Company from the IPO, after deducting discounts, expense allowance, and expenses, were approximately $5.79 million (Note 12). As at July 1, 2024, 7,500,000 shares of common stock are issued and outstanding. As of the date of this report, the Controlling Group collectively holds 76.0% equity interest of the Company through H&L Logistics International LLC which holds 36.0% equity interest of the Company, and Jiushen Transport LLC, which holds 40.0% equity interest of the Company.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lakeside Holding Limited and its wholly owned subsidiaries (collectively the “Company”). In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these unaudited condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management estimates. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Cash

Cash consist of unrestricted balances held with banks and deposits at banks or other financial institutions, which are available for withdrawal or use and have original maturities of three months or less. The Company maintains its bank accounts in the United States, which are insured by Federal Deposit Insurance Corporation (“FDIC”) and in mainland China, which are insured by the People’s Bank of China Financial Stability Department (“FSD”) while there is a RMB 500,000 deposit insurance limit for a legal entity’s aggregated balance at each bank.

As of December 31, 2024 and June 30, 2024, the Company had approximately $1.1 million and $0.1 million of cash in banks, most held in the banks located in the mainland of China and in the United States, respectively. Most of cash balance as of December 31, 2024 and June 30, 2024 are denominated in RMB and USD, respectively.

Accounts receivable, net

Accounts receivables are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company grant credit to customers, without collateral, under normal payment terms. The Company uses a loss rate method to estimate the allowance for credit losses. For those past due balances over one year and other higher risk receivables identified by the Company are reviewed individually for collectability. The Company evaluates the expected credit loss of accounts receivable based on customer financial condition and historical collection information adjusted for current market economic conditions and forecasts of future economic performance when appropriate. Loss-rate approach is based on the historical loss rates and expectations of future conditions. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of December 31, 2024 and June 30, 2024, the Company recorded the allowance of credit loss of $56,022 and $54,066, respectively.

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first out (FIFO) method. Costs include the cost of pharmaceutical products or solutions. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is estimated using selling price in the normal course of business less any costs to complete and sell products.

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

On August 4, 2023, ABL Wuhan ceased to be the Company’s subsidiary and became the Company’s long-term investment. As of December 31, 2024 and June 30, 2024, the Company’s investment in ABL Wuhan amounted to $15,741 and no impairment charges was recorded.

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

Intangible Assets, net

Intangible assets consist primarily of business license purchased from a third-party. It grants the Company the right of selling and distributing pharmaceutical products and solutions.

Intangible assets are stated at cost less accumulated amortization. The license is amortized using the straight-line method over the estimated useful economic life of 5 years.

Accounts payable

The account payables are derived from logistic services and forwarding service providers. The balances arise from logistics services provider are usually settled within 7 to 30 days.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Impairment of long-lived asset

Long-lived assets, including plant, property and equipment and intangible asset, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. The Company reviews the impairment of its right-of-use assets and intangible asset consistent with the approach applied for its other long-lived assets. No impairment charge was recognized for the three and six months ended December 31, 2024 and 2023, respectively.

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

Asset Acquisition

When an acquisition is related to a single asset or a group of similar assets, or does not meet the definition of a business combination, as the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, we account for the acquisition as an asset acquisition. In an asset acquisition, any direct acquisition-related transaction costs are capitalized as part of the purchase consideration. Deferred taxes are recorded on temporary book/tax differences in an asset acquisition using the simultaneous equations method and adjusted the assigned value of the non-monetary assets acquired to include the deferred tax liability.

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

The carrying value of cash and cash equivalent, accounts receivable from third parties and related parties, amount due from related parties, due to shareholders, other receivables, contract assets, loan receivable balance from a third party, accounts payable, other payables, dividend payable and accrued expenses and other current liabilities approximate fair value due to their short-term nature. For lease liabilities and loans payable, their carrying value approximate the fair value at the year-end, as the interest rates used to discount the host contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of December 31, 2024 and June 30, 2024.

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revenue recognition (cont.)

Revenue from distribution of pharmaceutical products

During the three and six months ended December 31, 2024, the Company started to generate revenue from the distribution of pharmaceutical and medical products. The Company orders products from the manufacturer, receives and carries the product at a designated warehouse, and delivers the product directly to its customers’ warehouses or designated locations. Revenue is recognized when control of goods is transferred to the customers upon goods delivered to the customers and acceptance by the customers.

Principal and agent considerations

In the Company’s transportation business, the Company utilizes independent contractors and third-party carriers and related party carriers in the performances of some transportation services as and when needed. U.S. GAAP requires us to evaluate, using a control model, whether the Company itself promises to provide services to the customers (as a principal) or to arrange for services to be provided by another party (as an agent). Based on the Company’s evaluation using a control model, the Company determined that in all of its major business activities, it serves as a principal rather than an agent within their revenue arrangements. Revenue and the associated purchased transportation costs are both reported on a gross basis within the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

In the Company’s distribution of pharmaceutical products business, the Company determined that in all of its major business activities, it serves as a principal rather than an agent within their revenue arrangements.

Disaggregation of revenues

The Company disaggregates its revenue from types of services providing and the customer geographic of its customers, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

The Company’s disaggregation of revenues for three months ended December 31, 2024 and 2023 is disclosed as below:

By service/product type

	For the three months ended December 31,
	2024	2023
Cross-border ocean freights solutions	$1,374,805	$1,813,001
Cross-border airfreights solutions	2,002,698	3,103,102
Distribution of pharmaceutical products	218,086	-
Total revenue	$3,595,589	$4,916,103

	For the three months ended December 31,
	2024	2023
Timing of revenue recognition:
Service transferred over time	$3,377,503	$4,916,103
Product sales at a point in time	218,086	-
Total revenue	$3,595,589	$4,916,103

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Disaggregation of revenues (cont.)

By customer geographic location
	For the three months ended December 31,
	2024	2023
Asia-based customers	$2,968,288	$2,602,745
U.S.-based customers	627,301	2,313,358
Total revenue	$3,595,589	$4,916,103

The Company’s disaggregation of revenues for six months ended December 31, 2024 and 2023 is disclosed as below:

By service type
	For the six months ended December 31,
	2024	2023
Cross-border ocean freights solutions	$3,211,396	$3,516,658
Cross-border airfreights solutions	4,247,661	5,547,921
Distribution of pharmaceutical products	218,086	-
Total revenue	$7,677,143	$9,064,579

	For the six months ended December 31,
	2024	2023
Timing of revenue recognition:
Services transferred over time	$7,459,057	$9,064,579
Product sales at a point in time	218,086	-
Total revenue	$7,677,143	$9,064,579

By customer geographic location
	For the six months ended December 31,
	2024	2023
Asia-based customers	$5,777,923	$4,296,968
U.S.-based customers	1,899,220	4,767,611
Total revenue	$7,677,143	$9,064,579

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

Cost of revenues

In the Company’s transportation business, cost of revenue primarily consists of the transportation and delivery costs, warehouse service charges, custom declaration and terminal charges, freight arrangement charges and other overhead cost allocation, which includes operating and financing lease-related costs, the depreciation expenses of property and equipment, and others miscellaneous items.

In the Company’s distribution of pharmaceutical products business, cost of revenues primarily consists of cost of products, freights arrangement charges and other overhead cost allocation.

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

401(k) benefit plan

401(k) benefit plan covers substantially all employees and allows voluntary employee contributions up to the annually adjusted Inland Revenue Service (“IRS”) dollar limit. These voluntary contributions are matched equal to 100% of the first 3% of the employee’s compensation contributed and 50% of contributions exceeding 3% of eligible compensation, not to exceed 5% of the total eligible compensation. The employees’ voluntary contributions and the Company’s matching contributions are 100% vested immediately. The Company adopted the 401(k) benefit plan from April 2022. The expense related to matching employees’ contributions was $6,896 and $7,456 for the three months ended December 31, 2024 and 2023, respectively. The expense related to matching employees’ contributions was $15,878 and $14,052 for the six months ended December 31, 2024 and 2023, respectively.

Employee defined contribution plan

Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to them. Chinese labor regulations require that the Company make contributions to the government for these benefits based on government prescribed percentage of the employee’s salaries. The Company has no legal obligation for the benefits beyond the contributions. The total amount was expensed as incurred. For the three and six months ended December 31, 2024 and 2023, employee welfare contribution expenses amounted to approximately $11,225, $nil, $11,225 and $nil, respectively.

Value added tax (“VAT”)

Revenue represents the invoiced value of goods and service, net of VAT. The VAT is based on gross sales price and VAT rates range up to 13%, depending on the type of products sold or services provided. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded in taxes payable. All of the VAT returns filed by the Company’s subsidiaries in PRC remain subject to examination by the tax authorities for five years from the date of filing.

Rental income

The Company subleased portion of its offices area, warehouse and parking lots to third parties and related parties. The Company recognizes rental income over the sublease period. For the three months ended December 31, 2024 and 2023, the Company recognized rental income amounted to $87,227 and $30,300, respectively. For the six months ended December 31, 2024 and 2023, the Company recognized rental income amounted to $ 188,294 and $80,683, respectively.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic No. 740, Accounting for Uncertainty in Income Taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of December 31, 2024 and June 30, 2024, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to includes penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

Statutory reserves

The Company’s PRC subsidiaries are required to allocate at least 10% of their after-tax profit to the general reserve in accordance with the PRC accounting standards and regulations. The allocation to the general reserve will cease if such reserve has reached to 50% of the registered capital of respective company. These reserves can only be used for specific purposes and are not transferable to the Company in form of loans, advances, or cash dividends. There is no such regulation of providing statutory reserve in United States.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of equity but are excluded from net income. Other comprehensive income (loss) consists of a foreign currency translation adjustment resulting from the Company not using the U.S. dollar as its functional currencies.

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

Foreign currency transactions

Our reporting currency is the U.S. dollar. The functional currency of our operations, except for Lakeside Sichuan and Hupan Pharmaceutical, is the U.S. dollar. The functional currency of Lakeside Sichuan and Hupan Pharmaceutical is the RMB. The assets, liabilities, revenues, and expenses of Lakeside Sichuan and Hupan Pharmaceutical are remeasured in accordance with ASC 830. For the period ended December 31, 2024, assets and liabilities of Lakeside Sichuan and Hupan Pharmaceutical are translated into U.S. dollars based upon exchange rates prevailing at the end of each period. Revenues and expenses of Lakeside Sichuan and Hupan Pharmaceutical are translated at average exchange rates during the reporting period. The resulting translation adjustment is included in accumulated other comprehensive loss.

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

December 31, 2024
Balance sheet items, except for equity accounts	US$1=RMB 7.2993
Items in the statements of income and cash flows	US$1=RMB 7.1767

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentrations and risks

a. Concentration of credit risk

The Company estimates credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable, contract assets, other receivable, loan receivable balance from a third party and amounts due from related parties. The Company has designed their credit policies with an objective to minimize their exposure to credit risk.

The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains majority of bank accounts in mainland China, where there is a RMB 500,000 deposit insurance limit for a legal entity’s aggregated balance at each bank. As of December 31, 2024 and June 30, 2024, one bank account exceeded the insured limit. To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the mainland China.

The Company also has the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of December 31, 2024 and June 30, 2024, no bank balance exceeded the insured limit. To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the United States.

The Company has adopted a credit policy of dealing with creditworthy counterparties to mitigate the credit risk from defaults. The management team conducts credit evaluations of its customers, and generally does not require collateral or other security from them. The Company establishes an accounting policy to provide for allowance for credit loss based on the individual customer’s financial condition, credit history, and the future economic conditions. Due from related parties’ balances and loan receivable balance from a third party are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. As of December 31, 2024 and June 30, 2024, none of the Company’s due from related parties and loan receivable balance from a third party are impaired.

b. Foreign exchange risk

Our subsidiary in PRC has functional currency in RMB. PRC subsidiaries’ expense transactions are denominated in RMB and their assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the Chinese Yuan against the U.S. dollar is affected by the changes in China and United States economic conditions. We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge exposure to such risk. Also, considering the volume of its business, the impact of foreign exchange risk is limited.

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	December 31, 2024	June 30, 2024
Accounts receivable – third-party customers	$1,697,459	$2,122,107
Less: allowance for credit loss – third-party customers	(51,685)	(39,955)
Accounts receivable from third-party customers, net	$1,645,774	$2,082,152

Add: accounts receivable – related party customers	$211,630	$777,396
Less: allowance for credit loss – related party customers	(4,337)	(14,111)
Total accounts receivable, net	$207,293	$763,285

Approximately $0.2 million or 78.3% of the accounts receivable balance from related party customers has been collected as of the report date.

Approximately $1.2 million or 70.8% of the accounts receivable balance from third party customers has been collected as of the report date.

The movement of allowance for credit loss for the six months ended December 31, 2024 and the year ended June 30, 2024 is as follows:

	December 31, 2024	June 30, 2024
Beginning balance	$54,066	$25,909
Addition of provision	1,956	28,157
Ending balance	$56,022	$54,066

The Company recorded reversal allowance for credit loss of $10,881 and $2,531 for the three months ended December 31, 2024 and 2023, respectively. The Company recorded addition of allowance for credit loss of $1,956 and $49,591 for the six months ended December 31, 2024 and 2023, respectively.

NOTE 4 — INVENTORIES, NET

Inventories, net consists of the following:

	December 31, 2024	June 30, 2024
Finished goods	$10,328	$-
Less: inventory allowance	-	-
Inventories, net	$10,328	$-

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 — LOAN TO A THIRD PARTY

On October 8, 2024, the Company entered into a loan agreement with a third party for a principal amount up to $2 million at a fixed interest rate of 4.35% per annum with a maturity date of twelve months. There is no pledge and guarantee from the third party and the loan is on demand and can be called by the Company. The loan balance was $686,697 and $nil as of December 31, 2024 and June 30, 2024, respectively, and interest income receivable from the third party as of December 31, 2024 and 2023 are nil and nil, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31, 2024	June 30, 2024
Furniture and Fixtures	$61,093	$49,887
Machinery equipment	292,064	281,230
Vehicles	455,882	324,267
Leasehold improvement	184,709	82,050
Subtotal	993,748	737,434
Less: accumulated depreciation	(479,675)	(392,551)
Property and equipment, net	$514,073	$344,883

Depreciation expense recorded in general and administrative expense was $32,809 and $17,995 for the three months ended December 31, 2024 and 2023, respectively. Depreciation expense recorded in cost of revenue was $18,164 and $18,163 for the three months ended December 31, 2024 and 2023, respectively.

Depreciation expense recorded in general and administrative expense was $50,804 and $35,991 for the six months ended December 31, 2024 and 2023, respectively. Depreciation expense recorded in cost of revenue was $36,328 and $36,328 for the six months ended December 31, 2024 and 2023, respectively.

NOTE 7 — INTANGIBLE ASSETS, NET

Net intangible assets consists of the following:

	December 31, 2024	June 30, 2024
License	$418,867	$-
Less: accumulated amortization	-	-
Intangible asset, net	$418,867	$-

On November 5, 2024, the Company purchased a license of pharmaceutical distribution in Mainland China through its acquisition of 100% equity interest in Hupan Pharmaceutical. The Company recognized the distribution license as an intangible asset of $418,867 based on the assessment of fair value at the purchase date (see Not 18), adjusted by deferred taxes recorded on temporary book/tax differences in an asset acquisition using the simultaneous equations method. The transaction was closed on November 21, 2024. No impairment and amortization expense recognised for the three and six months ended December 31, 2024 and 2023, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 — LEASES

The Company has multiple lease agreements for warehouses, warehouse machinery and equipment and offices. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of December 31, 2024 and June 30, 2024, balance of lease liabilities was $4,543,205 and $3,693,211, respectively. The Company recognized additional operating lease liabilities of $849,994 as result of entering into three new operating lease agreements for the six months ended December 31, 2024. The ROU asset was recognized at the discount rate of 10.25% for one lease with a lease term of 1.6 years in the U.S., 4.42% for another lease with a lease term of 2 years in China and 4.42% for another lease with a lease term of 5 years in China, resulting in a total of $1,445,498 on the commencement date.

As of December 31, 2024, the Company recognized additional finance lease liabilities of $74,038 as result of entering into two new finance lease agreements for the six months ended December 31, 2024. The ROU asset was recognized at the discount rate of 9.75% and 10.75% for both two leases with a lease term of 5 years in the U.S., resulting in a total of $89,003 on the commencement date.

Total operating lease expenses on offices, warehouses, and warehouse equipment for the three months ended December 31, 2024 and 2023 were $522,281 and $ 219,571, respectively. Total operating lease expenses on offices, warehouses, and warehouse equipment for the six months ended December 31, 2024 and 2023 were $989,003 and $439,142, respectively.

Total finance lease expenses on warehouse machinery and equipment for the three months ended December 31, 2024 and 2023 were $9,415 and $7,436, respectively. Depreciation of finance lease right-of-use assets were $ 7,886 and $7,053 for the three months ended December 31, 2024 and 2023, respectively.

Total finance lease expenses on warehouse machinery and equipment for the six months ended December 31, 2024 and 2023 were $17,431 and $15,099, respectively. Depreciation of finance lease right-of-use assets were $15,480 and $14,385 for the six months ended December 31, 2024 and 2023, respectively.

The following table includes supplemental cash flow and non-cash information related to leases:

	For the six months ended December 31,
	2024	2023
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$742,649	$396,263
Operating cash flows from finance leases	$1,951	$714
Financing cash flows from finance leases	$14,964	$13,429
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$89,003	$19,982
Operating lease liabilities	$1,445,498	$—

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 — LEASES (cont.)

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases is as follows:

	December 31, 2024	June 30, 2024
Weighted-average remaining lease term (years):
Operating lease	2.86 years	3.05 years
Finance lease	3.54 years	1.31 years

Weighted average discount rate:
Operating lease	7.04%	6.30%
Finance lease	9.11%	6.51%

The following is a schedule of maturities of operating and finance lease liabilities as of December 31, 2024:

Operating leases

Twelve months ending December 31,	Repayment
2025	$2,439,066
2026	1,140,961
2027	583,160
2028	604,290
2029	283,950
Total future minimum lease payments	5,051,427
Less: imputed interest	(508,222)
Total operating lease liabilities	$4,543,205

Financing leases

Twelve months ending December 31,	Repayment
2025	$56,205
2026	30,909
2027	21,656
2028	21,656
2029	18,046
Total future minimum lease payments	148,472
Less: imputed interest	(19,355)
Total finance lease liabilities	$129,117

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 — ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables comprise the following amounts relating to the operation of the Company

	December 31, 2024	June 30, 2024
Credit card payables	$459,441	$235,673
Payroll liabilities	288,233	120,379
Accrued expense (a)	341,519	435,019
Other payables (b)	155,308	544,733
Total	$1,244,501	$1,335,804

Note (a): The balance mainly consists of accrued interest of $199,519 and $175,019 and accrued professional fee of $142,000 and $260,000 as of December 31, 2024 and June 30, 2024, respectively.

(b): The balance mainly consists of payable related to initial offering cost of $100,000 and $541,819 as of December 31, 2024 and June 30, 2024, respectively.

NOTE 10 — LOANS PAYABLE

The Company obtained multiple loans to finance the purchase of vehicles and warehouse machinery and obtained other loans to support its working capital needs.

The loan balance consists of the following:

	December 31, 2024	June 30, 2024
Equipment loans	$58,834	$84,357
Vehicle loans	218,164	146,283
Other loans	507,783	652,697
Total	784,781	883,337
Less: loan payable, current	(609,935)	(746,962)
Loan payable, non-current	$174,846	$136,375

Equipment loans

On December 7, 2020, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $48,033 at a fixed interest rate of 3.99% per annum with a maturity date of December 1, 2025. The loan balance was $10,387 and $15,427 as of December 31, 2024 and June 30, 2024, respectively.

On March 9, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $12,700 at a fixed interest rate of 3.99% per annum with a maturity date of July 6, 2025. The loan balance was $1,980 and $3,642 as of December 31, 2024 and June 30, 2024, respectively.

On April 7, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $12,700 at a fixed interest rate of 3.99% per annum with a maturity date of July 6, 2025. The loan was guaranteed by Mr. Henry Liu, the Chairman of the Board and CEO. The loan balance was $1,980 and $3,642 as of December 31, 2024 and June 30, 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 — LOANS PAYABLE (cont.)

On June 4, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $26,800 at a fixed interest rate of 3.79% per annum with a maturity date of June 3, 2025. The loan balance was $3,576 and $7,085 as of December 31, 2024 and June 30, 2024, respectively.

On June 14, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $20,724 at a fixed interest rate of 6% per annum with a maturity date of August 06, 2024. The loan balance was $nil and $1,252 as of December 31, 2024 and June 30, 2024, respectively.

On July 13, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $8,465 at a fixed interest rate of 6% per annum with a maturity date of June 30, 2024. The loan balance was $nil and $256 as of December 31, 2024 and June 30, 2024, respectively.

On September 28, 2021, the Company entered into another equipment loan with Toyota Commercial Finance for a principal amount of $23,600 at a fixed interest rate of 3.54% per annum with a maturity date of June 30, 2024. The loan balance was $nil and $690 as of December 31, 2024 and June 30, 2024, respectively.

On February 21, 2023, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $29,705 at a fixed interest rate of 7.90% per annum with a maturity date of February 20, 2027. The loan balance was $17,244 and $20,823 as of December 31, 2024 and June 30, 2024, respectively.

On June 10, 2021, the Company entered into an equipment loan with Amur Equipment Finance for a principal amount of $41,239 at a fixed interest rate of 13.92% per annum with a maturity date of June 9, 2026. The loan is personally guaranteed by Henry Liu, the Chairman of the Board and CEO. The loan term was 5 years. The loan balance was $14,479 and $18,972 as of December 31, 2024 and June 30, 2024, respectively.

On September 9, 2021, the Company entered into an equipment loan with Hatachi Capital America Corp. for a principal amount of $28,450 at a fixed interest rate of 9.49% per annum with a maturity date of March 15, 2026. The loan balance was $9,188 and $12,569 as of December 31, 2024 and June 30, 2024, respectively.

The Company made the total principal repayments of $11,768 and $16,082 in connection with the above equipment loans during the three months ended December 31, 2024 and 2023, respectively. Interest expenses for the above-mentioned equipment loans amounted to $1,416 and $2,423 during the three months ended December 31, 2024 and 2023, respectively.

The Company made the total principal repayments of $25,523 and $31,906 in connection with the above equipment loans during the six months ended December 31, 2024, and 2023, respectively. Interest expenses for the above-mentioned equipment loans amounted to $3,056 and $5,105 for the six months ended December 31, 2024 and 2023, respectively.

Vehicle loans

On May 20, 2020, the Company entered into a vehicle loan with BMW Financial Services for a principal amount of $77,844 at a fixed interest rate of 0.9% per annum with a maturity date of June 4, 2025. The loan balance was $7,943 and $15,853 as of December 31, 2024 and June 30, 2024, respectively.

On July 29, 2021, the Company entered into a vehicle loan with AutoNation Honda O’Hare for a principal amount of $41,851 at a fixed interest rate of 1.90% per annum with a maturity date of August 10, 2025. The loan was guaranteed by Mr. Henry Liu, the Chairman of the Board and CEO. The loan balance was $7,197 and $12,540 as of December 31, 2024 and June 30, 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 — LOANS PAYABLE (cont.)

On June 3, 2022, the Company entered into a vehicle loan with Tesla, Inc. for a principal amount of $101,050 at a fixed interest rate of 3.24% per annum with a maturity date of June 18, 2027. The loan balance was $52,604 and $62,630 as of December 31, 2024 and June 30, 2024, respectively.

On January 23, 2023, the Company entered into a vehicle loan with Tesla, Inc. for a principal amount of $68,540 at a fixed interest rate of 5.34% per annum with a maturity date of February 9, 2029. The loan balance was $49,973 and $55,259 as of December 31, 2024 and June 30, 2024, respectively.

On October 4, 2024, the Company entered into a vehicle loan with Tesla, Inc. for a principal amount of $ 102,235 at a fixed interest rate of 9.14% per annum with a maturity date of October 18, 2030. The loan balance was $ 100,447 and $nil as of December 31, 2024 and June 30, 2024, respectively.

The Company made the total principal repayments of $16,119 and $13,947 in connection with the above vehicle loans during the three months ended December 31, 2024 and 2023, respectively. Interest expenses for the above-mentioned above vehicle loans amounted to $3,136 and $1,595 during the three months ended December 31, 2024 and 2024, respectively.

The Company made the total principal repayments of $30,354 and $27,801 in connection with the above vehicle loans during the six months ended December 31, 2024, and 2023, respectively. Interest expenses for the above-mentioned equipment loans amounted to $4,444 and $3,283 for the six months ended December 31, 2024 and 2023, respectively.

Other loans

	December 31, 2024	June 30, 2024
Loan A	$120,000	$150,000
Loan B	—	200,000
Loan C	50,000	50,000
Loan D	125,000	175,000
Loan E	46,158	77,697
Loan F	125,000	—
Loan G	41,625	—
Total	$507,783	$652,697

(a)	The Company entered a loan of $300,000 with an unrelated party on March 1, 2022. The loan is unsecured, with a fixed interest of 15% per annum and payable on monthly basis, for 6 months period and matured on September 1, 2022. On September 1, 2022, both parties agreed to extend the loan’s principal payment term to on demand.

(b)	The Company entered a loan of $200,000 with an unrelated party on July 26, 2021. The loan is unsecured, with no interest bearing for 6 months period and matured on January 25, 2022. The Company paid a principal of $100,000 during the year ended June 30, 2021 and both parties agreed to extend the remaining principal balance of $100,000 payment term to on demand. On April 8, 2024, the Company entered another loan of $100,000 with the same party. The loan is unsecured, with no interest bearing for a 6-month period and matured on September 7, 2024. The Company has made repayment of $200,000 during the six months ended December 31, 2024.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 — LOANS PAYABLE (cont.)

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

The Company made repayment of $50,000 during the six months ended December 31, 2024. Both parties agreed to extend the remaining principal balance of $125,000 payment term to on demand

(e)

The Company entered a loan of $125,000 with an unrelated party on August 17, 2023. The loan is personally guaranteed by Henry Liu, the Chairman of the Board and CEO, with a fixed interest of 16.00% per annum for 24 months period and matured on August 16, 2025. The monthly payment is $6,120 blending of interest and principal.

(f)

On October 16, 2024, the Company entered a loan of $150,000 with an unrelated party. The loan is personally guaranteed by Henry Liu, the Chairman of the Board and CEO, with a fixed interest of 33.37% per annum and payable on monthly basis, for 12 months period and matured on October 16, 2025. The monthly payment is $16,250 for the first six months and $13,250 for the remaining six months blending of interest and principal.

(g)	The Company entered a loan of $45,000 with an unrelated party on November 5, 2024. The loan is personally guaranteed by Henry Liu, the Chairman of the Board and CEO, with a fixed interest of 24.16% per annum and payable on monthly basis, for 12 months period and matured on November 5, 2025. The monthly payment is $4,259 blending of interest and principal.

The Company made the total principal repayments of $74,458 and $18,360 in connection with the above other loans during the three months ended December 31, 2024 and 2023, respectively. Interest expenses for the above-mentioned other loans amounted to $21,550 and $24,367 during the three months ended December 31, 2024 and 2023, respectively. The Company made the total principal repayments of $ 339,914 and $42,258 in connection with the above other loans during the six months ended December 31, 2024 and 2023, respectively. Interest expenses for the above-mentioned other loans amounted to $38,064 and $42,451 for the six months ended December 31, 2024 and 2023, respectively.

The repayment schedule for the Company’s loans is as follows:

Twelve months ending December 31,	Vehicle loans	Equipment loans	Others	Total
2025	$72,858	45,295	535,306	653,459
2026	57,636	16,393	—	74,029
2027	46,662	1,448	—	48,110
2028	35,689	—	—	35,689
2029	24,517	—	—	24,517
2030	18,571	—	—	18,571
Total undiscounted borrowings	255,933	63,136	535,306	854,375
Less: imputed interest	(37,769)	(4,302)	(27,523)	(69,594)
Total	$218,164	58,834	507,783	784,781

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 — GENERAL AND ADMINISTRATIVE EXPENSES

	For the six months ended December 31,
	2024	2023
Payroll expense	$1,712,110	$1,022,328
Staff benefit expense	278,004	198,917
Professional expense	556,126	32,337
Travelling and entertainment	411,649	159,993
Office expense	255,022	164,164
Lease expense	151,806	38,191
Insurance	125,131	6,948
Other expense	99,412	54,398
Repair and maintenance	73,492	90,227
Depreciation expense	50,804	35,991
Advertising	22,770	24,329
Motor expense	9,725	12,367
Bank charges	1,880	641
Management fee	1,128	—
Total	$3,749,059	$1,840,831

	For the three months ended December 31,
	2024	2023
Payroll expense	$952,968	$558,315
Staff benefit expense	113,588	91,674
Professional expense	216,012	14,802
Travelling and entertainment	285,541	87,900
Other expense	33,475	38,211
Office expense	88,513	93,965
Lease expense	87,681	19,094
Insurance	51,448	2,205
Repair and maintenance	33,535	47,286
Depreciation expense	32,809	17,995
Advertising	11,084	6,146
Motor expense	3,934	7,078
Bank charges	1,265	382
Total	$1,911,853	$985,053

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follow:

Name of Related Party	Relationship to the Company
Mr. Henry Liu	Chairman of the Board, CEO, and an ultimate shareholder of the Company
Mr. Shuai Li	President, and an ultimate shareholder of the Company
Weship Transport Inc. (“Weship”)	Controlled by Mr. Henry Liu
American Bear Logistics (Wuhan) Co., Ltd. (“ABL Wuhan”)	The Company owns 5% of equity interest
American Bear Logistics (Shenzhen) Co., Ltd. (“ABL Shenzhen”)	100% owned subsidiary of ABL Wuhan
LLL Intermodal Inc. (“Intermodal”)	Controlled by Mr. Henry Liu
ABL LAX LLC. (“ABL LAX”)	Controlled by Mr. Henry Liu and Mr. Shuai Li

a) Summary of balances with related parties

Due from related parties consist of mainly the accumulated rent, storage fees and the salaries of contractors charged from the following parties:

	December 31, 2024	June 30, 2024
Due from Weship	$618,057	$422,742
Due from Intermodal	18,537	18,537
Due from ABL LAX LLC.	46,386	—
Total	$682,980	$441,279

The Company has collected approximately $142,112 from Weship as of the report date, and is planning to collect the remaining receivable balance from two related parties by the end of June 2025.

b) Summary of balances payable to related parties

	December 31, 2024	June 30, 2024
Account payable to Weship	$55,982	$175,172
Account payable to ABL Wuhan	10,000	52,000
Account payable to Intermodal	5,575	550
Total	$71,557	$227,722

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 — RELATED PARTY TRANSACTIONS (cont.)

c) Summary of balances receivable from related parties

	December 31, 2024	June 30, 2024
Account receivable from Weship	$30,791	$32,435
Account receivable from ABL Shenzhen	160,042	—
Account receivable from ABL Wuhan	20,797	744,961
Total	$211,630	$777,396

The Company has collected approximately $0.2 million from the related parties as of the report date.

d) Summary of related parties’ transactions

	For the three months ended December 31,
	2024	2023
Revenue from Weship	$330	$24,926
Revenue from ABL Wuhan	$22,379	$305,481
Revenue from ABL Shenzhen	$252,518	$—
Cost of revenue charged by Weship	$169,098	$304,756
Rental income from Weship	$81,542	$19,500
Cost of revenue charged by Intermodal	$168,544	$122,785
Cost of revenue charged by ABL Wuhan	$18,678	$—

	For the six months ended December 31,
	2024	2023
Revenue from Weship	$1,762	$28,067
Revenue from ABL Wuhan	$447,206	$396,529
Revenue from ABL Shenzhen	$308,026	—
Cost of revenue charged by Weship	$515,113	$764,191
Rental income from Weship	$178,854	$56,383
Cost of revenue charged by Intermodal	$341,009	$246,961
Cost of revenue charged by ABL Wuhan	$64,928	$11,725

During the three and months ended December 31, 2024 and 2023, the Company had the following transactions with its related parties — Weship, ABL Wuhan, ABL Shenzhen and Intermodal

(a)	The Company provides logistic forwarding services to Weship, ABL Wuhan and ABL Shenzhen and charges Weship, ABL Wuhan and ABL Shenzhen at its regular market rate for the services provided.

(b)	Weship is one of the Company’s vendors for truck delivery service.

(c)	The Company subleased portion of its warehouse space to Weship for rental income. The Company subleased its warehouse in Chicago to Weship in July 2023 and again for the period from January 2024 to December 2024. The Company also subleased another warehouse in Los Angeles beginning in August 2023 and ending in October 2024.

(d)	Intermodal is one of the Company’s vendors for truck delivery service.

(e)	ABL Wuhan provides labor force and certain cross-border freight consolidation and forwarding services and is one of our cross-border freight consolidation and forwarding service providers.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 — RELATED PARTY TRANSACTIONS (cont.)

e) Due to shareholders

	December 31, 2024	June 30, 2024
Due to shareholders, end	$—	$(1,018,281)

The balance with the shareholders is unsecured, interest free, and due on demand. The Company had balance of due to shareholder Henry Liu of $nil and $986,923 and Shuai Li of $nil and $31,358 as of December 31, 2024 and June 30, 2024, respectively.

f) Dividend payable to shareholders

	December 31, 2024	June 30, 2024
Dividend payable to Mr. Henry Liu	$—	$(27,056)
Dividend payable to Mr. Shuai Li	—	(71,794)
Total	$—	$(98,850)

No non-taxable dividend was declared to shareholders for the three and six months ended December 31, 2024. As of December 31, 2024, dividends payable of $98,850 was offset against balances due from shareholders.

g) Salaries and employee benefits paid to major shareholders

	For the three months ended December 31,
	2024	2023
Mr. Henry Liu	$11,262	$25,573
Mr. Shuai Li	12,905	25,705
Total	$24,167	$51,278

	For the six months ended December 31,
	2024	2023
Mr. Henry Liu	$33,785	$55,395
Mr. Shuai Li	38,715	56,208
Total	$72,500	$111,603

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 — TAXES

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

In conjunction with the termination of the Subchapter S corporation status, the C Corporation deferred tax assets and liabilities were estimated for future tax consequences attributable to difference between the financial statement carrying amounts of the Company’s existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities were measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized as a $17,894 increase to the net deferred tax assets to $50,877 and an increase to the provision for income taxes of $17,894 during the three months ended December 31, 2023.

As of December 31, 2024 and June 30, 2024, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the period ended December 31, 2024 and 2023, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods.

The provision for income tax for the six months ended December 31, 2024 and 2023 consists of the following:

	For the six months ended December 31,
	2024	2023
Current income tax expense	$—	$—
Deferred income tax expense	89,581	8,231
Deferred state tax adjustment – change of tax rates	—	17,894
Total income tax expense	$89,581	$26,125

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 — TAXES (cont.)

The following table reconciles the statutory tax rate to the Company’s effective tax the six months ended December 31, 2024 and 2023:

	For the six months ended December 31,
	2024	2023
Loss before tax	$(3,192,646)	$(216,936)
Statutory state tax rate	21%	21%
Income tax recovery at the federal statutory rate	(670,456)	(45,557)
Illinois state tax/PET tax recovery	(200,066)	(15,186)
Illinois replacement tax recovery	(71,452)	(5,423)
Change in valuation allowance	1,048,676	—
Tax benefit as S corporate	—	92,291
Tax effect on other tax jurisdiction	(17,121)	—
Total income tax expense	$89,581	$26,125

The provision for income tax for the three months ended December 31, 2024 and 2023 consists of the following:

	For the three months ended December 31,
	2024	2023
Current income tax expense	$—	$—
Deferred income tax expense	—	28,184
Total income tax expense	$—	$28,184

The following table reconciles the statutory tax rate to the Company’s effective tax the three months ended December 31, 2024 and 2023:

	For the three months ended December 31,
	2024	2023
(Loss) income before tax	$(1,946,820)	$92,408
Statutory state tax rate	21%	21%
Income tax (recovery) expense at the federal statutory rate	(408,832)	19,406
Illinois state tax/PET tax (recovery) expense	(120,596)	6,468
Illinois replacement tax (recovery) expense	(43,070)	2,310
Change in valuation allowance	585,198	—
Tax effect on other tax jurisdiction	(12,700)	—
Total income tax expense	$—	$28,184

The Company’s deferred tax assets and liabilities consist of the following:

	December 31, 2024	June 30, 2024
Deferred tax assets:
Allowance for credit loss	$17,087	$16,490
Lease liability – operating	1,292,066	1,126,429
Lease liability – financing	39,381	16,799
Non-capital loss carried forward	882,515	-
Valuation allowance	(1,048,677)	-
Total deferred tax assets	$1,182,372	$1,159,718
Deferred tax liabilities:
Right of use assets – operating	(1,148,518)	(1,058,707)
Right of use assets – financing	(33,854)	(11,430)
Intangible asset - license	(104,717)	-
Total deferred tax liabilities	(1,287,089)	(1,070,137)
Deferred tax (liability) assets, net	$(104,717)	$89,581

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 — STOCKHOLDERS’ EQUITY

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

On July 1, 2024, the Company closed its IPO of 1,500,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $6.75 million from the offering. The total net proceeds to the Company from the IPO, after deducting discounts, expense allowance, and issuance expenses of a total of $1.0 million, were approximately $5.35 million.

As of December 31, 2024 and June 30, 2024, 7,500,000 and 6,000,000 common shares were issued and outstanding, respectively, with par value of $0.0001.

Additional Paid-in Capital

The Company transferred its accumulated retained earnings as of September 23, 2023 from retained earnings to additional paid-in capital as the original owners’ contribution to the capital of the Company upon the Reorganization and the termination of S corporation for ABL Chicago. For the period ended December 31, 2024, the Company closed its IPO and net proceed from offering, deducted by the IPO deferring cost and par value was transferred to additional paid-in capital.

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

As of December 31, 2024, 75,000 warrants in connection with IPO funding was outstanding, with an exercise price of $4.5 and remaining life of 4.50 years.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 — EARNINGS (LOSS) PER SHARE

For the three and six months ended December 31, 2024, the Company has no stock option issued and its warrants are considered to be antidilutive. Thus, no impact on diluted earnings per share. For the three and six months ended December 31, 2023, the Company has no stock options and warrants issued and no impact on diluted earnings per share.

	For the three months ended December 31,
	2024	2023
Net (loss) income attributable to the Company	$(1,946,820)	$64,224
Weighted average number of common shares outstanding – Basic and Diluted	7,500,000	6,000,000
(Loss) earnings per share – Basic and Diluted	$(0.26)	$0.01

	For the six months ended December 31,
	2024	2023
Net loss attributable to the Company	$(3,282,227)	$(240,036)
Weighted average number of common shares outstanding – Basic and Diluted	7,500,000	6,000,000
Loss per share – Basic and Diluted	$(0.44)	$(0.04)

NOTE 16 — CONCENTRATIONS RISK

The Company had two and two third-party customers individually generated over 10% of the Company’s total revenue for the six months ended December 31, 2024 and 2023, respectively. The Company had no and no related-party customer individually generated over 10% of the Company’s total revenue for the six months ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and June 30, 2024, the Company had one and one third-party customers and no and one related-party customer individually represented over 10% of account receivables, respectively.

The Company had no and no third-party suppliers individually represented over 10% of the Company’s cost of revenue for six months ended December 31, 2024 and 2023, respectively. The Company had no and one related-party suppliers individually represented over 10% of the Company’s cost of revenue for six months ended December 31, 2024 and 2023, respectively. The Company had three and one third-party supplier and no and one related-party supplier represented over 10% of the Company’s accounts payable as of December 31, 2024 and June 30, 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 17 — SEGMENT REPORTING

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

Management of the Company concludes that it has two reporting segments listed as below for the six months ended December 31, 2024. The Company and its subsidiaries are located either in the U.S. or China. The Company is primarily engaged in the business of providing customized cross-border freight solutions in the U.S. and distribution of pharmaceutical products in China.

For the six months ended December 31, 2023, the Company’s CEO reviews consolidated results when making decisions about allocating resources and assessing performance of the Company, rather than by service types or customer geographic location; hence the Company concluded it has only one reporting segment.

The summary of key information by segments for the six months ended December 31, 2024 was as follows:

	Cross-border freight solutions (U.S.)	Pharmaceutical distribution (China)	Others	Total for the six months ended December 31, 2024
Revenue from external customers	$6,702,063	$218,086	$–	$6,920,149
Revenue from related parties	$756,994	$–	$–	$756,994
Cost of revenue	$7,075,044	$121,791	$–	$7,196,835
Gross profit	$384,013	$96,295	$–	$480,308
Depreciation & amortization	$86,685	$447	$–	$87,132
Income tax provision	$89,581	$–	$–	$89,581
Capital expenditure	$181,963	$74,351	$–	$256,314
Long-lived assets	$4,582,950	$816,826	$–	$5,399,776
Segment assets	$7,092,574	$1,949,879	$794,673	$9,837,126
Segment loss	$(2,129,585)	$(334,567)	$(818,075)	$(3,282,227)

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Contractual Commitments

As of December 31, 2024, the Company’s contractual obligations consist of the following:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$5,051,427	$2,439,066	$1,724,121	$888,240	$—
Finance lease obligations	148,472	56,205	52,565	39,702	—
Construction-in-progress project	87,491	54,548	32,943	—	—
Vehicle loans	255,933	72,858	104,298	60,206	18,571
Equipment loans	63,136	45,295	17,841	—	—
Other loans	535,306	535,306	—	—	—
Total	$6,141,765	$3,203,278	$1,931,768	$988,148	$18,571

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s consolidated financial position or results of operations or liquidity as of December 31, 2024 and June 30, 2024.

NOTE 19 — ASSETS ACQUISITION

Hupan Pharmaceutical (Hubei) Co., Ltd acquisition

On November 5, 2024, the Company entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Hubei Haoyaoshi Zhenghe Pharmacy Chain Co., Ltd and Hubei Huayao Pharmaceutical Co., Ltd to acquire 100% of the equity interests in Hupan Pharmaceutical (Hubei) Co., Ltd (“Hupan Pharmaceutical”), a pharmaceutical distribution and supply chain service provider headquartered in Wuhan, China.

Pursuant to the Equity Transfer Agreement, Sichuan Hupan will acquire the entirety of the equity interests that Hubei Haoyaoshi Zhenghe Pharmacy Chain Co., Ltd and Hubei Huayao Pharmaceutical Co., Ltd. hold in Hupan Pharmaceutical, for a total consideration of RMB4.0 million (US$552,730).

The acquisition was accounted for as an asset acquisition because the acquisition was related to the pharmaceutical distribution license, a single asset. The acquisition was closed on November 21, 2024. The following table summarizes the fair value of the identifiable assets:

Amount

Cash	$552,730
Payable to Hupan Pharmaceutical	(276,365)
Net consideration	$276,365

Assets acquired and liabilities assumed:
Cash acquired	9
Intangible assets – license of pharmaceutical distribution	418,867
Other payables	(37,794)
Deferred tax liabilities	(104,717)
Total net assets acquired	$276,365

The Company recorded impairment of intangible assets of nil and nil, respectively, for the three and six months ended December 31, 2024 and 2023

NOTE 20 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2024 up through the date the Company issued these condensed consolidated financial statements, and unless disclosed below, there are not any material subsequent events that require disclosure in these condensed consolidated financial statements.

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

Founded in Chicago, Illinois in 2018, we are an Asian American-owned business rooted in the U.S. with in-depth understanding of both the U.S. and Asian international trading and logistics service markets. Our customers are typically Asia- and U.S.-based logistics service companies serving large e-commerce platforms, social commerce platforms and manufacturers to sell and transport consumer and industrial goods made in Asia into the U.S. Since inception and as of December 31, 2024, we had served over 300 customers to fulfill over 48,000 cross-border supply chain solution orders.

We have established an extensive collaboration network of service providers, including global freight carriers for our cross-border freight consolidation and forwarding services as well as domestic ground transportation carriers for our U.S. domestic transportation services. Since inception and as of December 31, 2024, we had collaborated with almost all major global ocean and air carriers to forward 33,800 TEU of container loads and 59,600 tons of air cargo. As of December 31, 2024, we had also cooperated with over 200 domestic ground transportation carriers, including almost all major U.S. domestic ground transportation carriers, on a long-term, short-term or order basis, as the case may be.

We operate three massive and hyper-busy regional warehousing and distribution centers in the U.S., in Illinois and Texas. With an aggregate gross feet area of approximately 142,484 square feet and 52 docks, our regional warehousing and distribution centers have an aggregate daily floor load of up to 3,000 cubic meters of freight. In addition to our self-operated regional centers, we maintain close contact with over 150 warehouses and distribution terminals in almost all transportation hubs in the U.S. which we have cooperated in the past to support the warehousing and distributing services of our cross-border freight in case such freight requires storage, fulfilment, transloading, palletizing, packaging or distribution in states other than Illinois and Texas. As of December 31, 2024, we had assisted with the customs clearance, in conjunction with our other service offerings, of cross-border freight of an aggregate assessed value of over $46.5 million.

Leveraging our strong cross-border supply chain service capabilities, extensive service provider network of cross-border freight carriers and U.S. domestic ground transportation carriers, massive and hyper-busy regional warehousing and distribution centers as well as deep understanding of the Asian market, we have been able to build up our brand and reputation and have achieved fast growth since our inception. As of December 31, 2024, we had fulfilled over 48,000 cross-border supply chain solution orders for freight of an aggregate assessed value of $1.0 billion, delivered to thousands of business and residential addresses in approximately 48 U.S. states.

During the three and six months ended December 31, 2024, we had a new business segment through acquired 100% equity interest of Hupan Pharmaceutical, a comprehensive pharmaceutical distribution and supply chain service provider headquartered in Wuhan, China with verticals in brand promotion and healthcare technology support. We have partnered with some pharmaceutical manufacturers to supply infusion fluids, which are our major pharmaceutical products sold and distributed during this quarter.

For the six months ended December 31, 2024 and 2023, our total revenues amounted to $7.7 million and $9.1 million, respectively, and our gross profit amounted to $0.5 million and $1.7 million during the same periods, respectively. For the three months ended December 31, 2024 and 2023, our revenues amounted to $3.6 million and $4.9 million, respectively, and our gross profit amounted to negative $0.04 million and $1.1 million during the same periods, respectively.

Key Factors Affecting Our Results of Operations

We believe the most significant factors that affect our business and results of operations include the following:

Our Ability to Expand Our Customer Base

Our results of operations are dependent upon our ability to expand and maintain our customer base. Since inception and as of December 31, 2024, we had served over 300 customers to fulfill over 48,000 cross-border supply chain solution orders. We will continue to expand our customer base to achieve a sustainable business growth. We aim to attract new customers and maintain our existing customers. We plan to improve the quality and expand the variety of our services to obtain more customers.

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

From December 2024, we started to generate revenues from the distribution of pharmaceutical and medial products. We order from the manufacturer, receive and carry the products at a designated warehouse, and deliver the products to the customers’ warehouses or designated locations.

Cost of Revenues. Our cost of revenues from customized cross-border ocean and air freight solutions mainly comprises transportation and delivery costs, warehouse service charges, custom declaration and terminal charges, freight arrangement charges and other overhead cost allocation which includes operating and financing lease-related costs, depreciation expenses of property and equipment and other miscellaneous expenses.

Our cost of revenues from the distribution of pharmaceutical and medical products also comprises cost of pharmaceutical products from manufacturers, freight arrangement charges and other overhead costs.

Selling Expenses. Our selling expenses primarily include salaries expense of sales team engaged in developing potential customers and maintaining customer relationships.

General and Administrative Expenses. Our general and administrative expenses primarily include salaries and staff benefits, repair and maintenance expenses, depreciation on property and equipment, lease expenses, travelling and entertainment expenses, bank charges, legal and professional fees, insurance expenses and other office expenses.

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

Results of Operations

The following table summarizes the results of condensed consolidated statements of operations and comprehensive income (unaudited) for the three and six months ended December 31, 2024 and 2023 in U.S. dollars.

	Six Months Ended December 31,		Three Months Ended December 31,
	2024	2023	2024	2023
Revenue from cross-border freight solutions – third party	$6,702,063	$8,639,983	$3,102,276	$4,585,696
Revenue from cross-border freight solutions – related parties	756,994	424,596	275,227	330,407
Revenue from distribution of pharmaceutical products - third parties	218,086	-	218,086	-
Total revenue	7,677,143	9,064,579	3,595,589	4,916,103

Cost of revenue from cross-border freight solutions – third party	6,153,994	6,329,650	3,159,709	3,424,053
Cost of revenue from cross-border freight solutions – related party	921,050	1,022,877	356,320	427,541
Cost of revenue from pharmaceutical products - related parties	121,791	-	121,791	-
Total cost of revenue	7,196,835	7,352,527	3,637,820	3,851,594
Gross profit (loss)	480,308	1,712,052	(42,231)	1,064,509

Operating expenses:
Selling expenses	54,488	—	54,488	—
General and administrative expenses	3,749,059	1,840,831	1,911,853	985,053
Loss from deconsolidation of a subsidiary	—	73,151	—	—
Provision (reversal) of allowance for expected credit loss	1,956	49,591	(10,881)	(2,531)
Total operating expenses	3,805,503	1,963,573	1,955,460	982,522

Income (loss) from operations	(3,325,195)	(251,521)	(1,997,691)	81,987

Other income
Other income, net	201,541	88,449	91,753	41,500
Interest expense	(68,992)	(53,864)	(40,882)	(31,079)
Total other income	132,549	34,585	50,871	10,421

(Loss) income before income taxes	(3,192,646)	(216,936)	(1,946,820)	92,408
Income tax expense (credit)	89,581	26,125	—	28,184
Net (loss) income	(3,282,227)	(243,061)	(1,946,820)	64,224
Less: net loss attributable to non-controlling interest	—	(3,025)	—	—
Net (loss) income attributable to the Company	(3,282,227)	(240,036)	(1,946,820)	64,224

Other comprehensive (loss) income:
Foreign currency translation income	(12,186)	3,122	(25,179)	—
Comprehensive (loss) income	(3,294,413)	(239,939)	(1,971,999)	64,224
Less: comprehensive loss attributable to non-controlling interest	—	(3,119)	—	—
Comprehensive(loss) income attributable to the Company	$(3,294,413)	$(236,820)	$(1,971,999)	$64,224

(Loss) earnings per share – basic and diluted	$(0.44)	$(0.04)	$(0.26)	$0.01
Weighted Average Shares Outstanding – basic and diluted	7,500,000	6,000,000	7,500,000	6,000,000

For the Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023

The following table summarizes our consolidated results of operations and percentages of certain items in relation to total revenues for the three months ended December 31, 2024 and 2023, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the three months ended December 31,
	2024		2023
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue from cross-border freight solutions
Cross-border ocean freight solutions	$1,374,805	38.2%	$1,813,001	36.9%	$(438,196)	(24.2)%
Cross-border airfreight solutions	2,002,698	55.7%	3,103,102	63.1%	(1,100,404)	(35.5)%
Subtotal	3,377,503	93.9%	4,916,103	100.0%	(1,538,600)	(31.3)%
Revenue from distribution of pharmaceutical products	218,086	6.1%	-	-	218,086	NA
Total revenues	3,595,589	100.0%	4,916,103	100.0%	(1,320,514)	(26.9)%

Cost of revenues – cross-border freight solution	3,516,029	97.8%	3,851,594	78.3%	(335,565)	(8.7)%
Cost of revenues –pharmaceutical products	121,791	3.4%	-	-	121,791	NA
Total cost of revenues	3,637,820	101.2%	3,851,594	78.3%	(213,774)	(5.6)%

Gross profit – cross-border freight solution	(138,526)	(3.9)%	1,064,509	21.7%	(1,203,035)	(113.0)%
Gross profit –pharmaceutical products	96,295	2.7%	-	-	96,295	NA
Total gross (loss) profit	$(42,231)	(1.2)%	$1,064,509	21.7%	$(1,106,740)	(104.0)%

Revenues

Our total revenues from cross-border freight solutions decreased by $1.5 million, or 31.3%, from $4.9 million for the three months ended December 31, 2023, to $3.4 million for the three months ended December 31, 2024. The decrease was primarily driven by a significant decline in volume we handled from our cross-border airfreight solutions.

Revenues from our cross-border airfreight solutions decreased by $1.1 million or 35.5%, from $3.1 million in the three months ended December 31, 2023, to $2.0 million in the three months ended December 31, 2024. The decrease was primarily due to a decrease in the volume of cross-border air freight processed, from approximately 8,217 tons for the three months ended December 31, 2023, to approximately 4,459 tons for the three months ended December 31, 2024. Some of our customers reduced their orders and uncertainty in political regulations regarding tariffs, leading to a significant decline in our revenue.

Revenues from our cross-border ocean freight solutions decreased by $0.4 million, or 24.2%, from $1.8 million in the three months ended December 31, 2023, to $1.4 million in the three months ended December 31, 2024. This reduction was primarily due to a decrease in the volume of cross-border ocean freights processed and forwarded, dropping from 1,330 TEU in the three months ended December 31, 2023, to 1,046 TEU in the three months ended December 31, 2024. Additionally, a slowdown in consumer spending and business investments, impacted by overall economic downturn, reduced the demand for imported goods, leading to lower container volumes.

Starting from December 2024, we established a new revenue stream through the distribution of pharmaceutical products. We procured pharmaceuticals—primarily pharmaceutical solutions—directly from manufacturers and supplied them to distributors, hospitals, and clinics. For the three months ended December 31, 2024, our total revenue from pharmaceutical product distribution amounted to $0.2 million, compared to no revenue from this segment in the same period of the prior year.

We anticipate a lower revenue in the next quarter in the competitive and uncertain economic environment. Despite of decreasing air freight volume and the upcoming new rules to curtail small package and low value shipment from China to the U.S., we are committed to exploring new customers opportunities while maintaining strong relationship with existing customers. We believe that the ongoing trend toward online shopping highlights the need for timely and competitively priced deliveries to end consumers.

Revenues by Customer Geographic

	For the three months ended December 31,
	2024		2023
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue from cross-border freight solutions
Asia-based customers	$2,750,202	76.5%	$2,602,745	52.9%	$147,457	5.7%
U.S.-based customers	627,301	17.4%	2,313,358	47.1%	(1,686,057)	(72.9)%
	3,377,503	93.9%	4,916,103	100.0%	(1,538,600)	(31.3)%
Revenue from distribution of pharmaceuticals
Asia-based customers	218,086	6.1%	-	-	218,086	N/A
Total revenues	$3,595,589	100.0%	$4,916,103	100.0%	$(1,320,514)	(26.9)%

Revenues from cross-border freight solutions for the Asia-based customers increased by $0.1 million, or 5.7%, from $2.6 million in the three months ended December 31, 2023, to $2.8 million in the three months ended December 31, 2024. Revenues from cross-border freight solutions for the U.S.-based customers decreased by $1.7 million, or 72.9%, from $2.3 million in the three months ended December 31, 2023 to $0.6 million in the same period in 2024.

The increase in revenues from Asia-based customers in the three months ended December 31, 2024, was driven by a surge in volume from a new Aisa-based customer since June 2024, which was partly offset by decrease in shipments volume from Asia-based customers serving large e-commerce platforms due to the discussion on the amendment of de minimis rule.

The decrease in revenue from the U.S.-based customers in the three months ended December 31, 2024, compared to the same period in 2023, was primarily due to our strategic shift toward Asia-based e-commerce customers, in addition to the overall decline in revenue discussed earlier. Additionally, one-off special projects with larger shipment volumes from U.S. customers were completed in the three months ended December 31, 2023, with no comparable projects in the same period in 2024.

Our customers for the distribution of pharmaceutical products are based in China, as we specifically target the Chinese market. For the three months ended December 31, 2024, our total revenue from pharmaceutical product distribution amounted to $0.2 million, compared to no revenue from this segment in the same period of the prior year.

Cost of Revenues

A breakdown of our cost of revenues for the three months ended December 31, 2024 and 2023 is as follows:

	For the three months ended December 31,		Amount Increase	Percentage Increase
	2024	2023	(Decrease)	(Decrease)
Cost of revenue from cross-border freight solutions
Transportation and delivery costs	$1,401,927	$1,562,128	$(160,201)	(10.3)%
Warehouse service charges	867,098	980,896	(113,798)	(11.6)%
Custom declaration and terminal charges	583,471	879,869	(296,398)	(33.7)%
Freight arrangement charges	128,205	125,314	2,891	2.3%
Overhead cost	535,328	303,387	231,941	76.5%
Subtotal	3,516,029	3,851,594	(335,565)	(8.7)%
Cost of revenue from distribution of pharmaceuticals
Cost of goods sold	121,791	-	121,791	NA
Total cost of revenue	$3,637,820	$3,851,594	$(213,774)	(5.6)%

Our cost of revenues from cross-border freight solutions decreased by $0.3 million, or 8.7%, from $3.9 million in the three months ended December 31, 2023, to $3.5 million in the three months ended December 31, 2024. The increase in cost of revenues was mainly due to the combined effects of:

(i)	a decrease in transportation and delivery costs, including trucking, drayage, chassis rental, freight and delivery cost during the three months ended December 31, 2024, which was primarily due to a reduction in delivery service provided to customers. However, our reduction in transportation and delivery costs are significantly lower than the decline in revenue, due to high inflation in gasoline and labor cost over past year. Additionally, the forwarding service for airfreights have strict timing requirements, preventing us from fully utilizing the capacity of each delivery, often resulting in trucks operating at half capacity;

(ii)	a decrease in custom declaration and terminal charges, consisting of customs fees, handling charges, and entry service fees charged by ports and terminals during the three months ended December 31, 2024, resulting from a drop in volume of cross-border freight we handled, particularly airfreight, during the same period;

(iii)

a decrease in our warehouse service charges, mainly representing labor costs at our regional warehousing and distribution centers during the three months ended December 31, 2024. This was due to a reduction in staffing costs related to unpacking shipments into smaller packages. We gradually reduced the warehouse labor shifts; however, adjusting to new labor schedules takes time;

(iv)	no material change in freight arrangement charges, mainly representing scheduling and booking fees for cross-border ocean freight during the three months ended December 31, 2024, primarily due to increased business for cross boarder shipping from the U.S. to China; and

(v)

an increase in overhead costs, mainly comprising warehouse and equipment lease expenses, utilities, depreciation of property and equipment, and other direct costs during the three months ended December 31, 2024. The warehouse and equipment lease expenses increased significantly, from $ 255,654 in the three months ended December 31, 2023, to $499,021 in the three months ended December 31, 2024. The increase was primarily because we had two more warehouse lease agreements during the three months ended December 31, 2024, compared to the same period last year. These agreements were negotiated before the significant decline in our revenue. To mitigate costs and improve our gross profit margin, we plan to sublease one of the warehouse at Chicago in the next fiscal quarter.

Gross Profit (loss)

Our overall gross loss was $42,231 in the three months ended December 31, 2024, compared to gross profit of $1,064,509 in same period last year.

The gross loss occurred primarily due to two key factors. First, there was a significant decrease in revenue due to stricter enforcement on the de minimis shipments regulations for the six months ended December 31, 2024. Second, despite this decline in revenue, the company’s fixed overhead costs remained high. These costs, such as rent and warehouse labour are not easily adjusted in the short term. As a result, the fixed overhead costs could not be covered by the ordinary gross margin, leading to a gross loss for the period. Additionally, while other cost of revenue decreased in line with lower revenue, the reduction in costs lagged behind due to time constraints. Our gross margin of cross-border freight business remains a lower but positive number by not taking fixed overhead cost into consideration.

Our gross margin of distribution of pharmaceutical was 44.2% for the three months ended December 31, 2024. It is a new business segment during current quarter and thus no gross margin was noted compared to same period in prior year.

Selling Expenses

Our selling expenses amounted to $54,488 for the three months ended December 31, 2024, compared to nil for the same period in 2023. The increase was primarily driven by salaries for our sales team, which were incurred as part of the new pharmaceutical product business launched during the current quarter.

General and Administrative Expenses

Our general and administrative expenses increased by $0.9 million, or 94.1%, from $1.0 million in the three months ended December 31, 2023, to $1.9 million in the three months ended December 31, 2024. These expenses represented 53.2% and 20.0% of our total revenues for the three months ended December 31, 2024 and 2023, respectively. The increase was primarily attributed to higher salary and employee benefit expenses and professional fee operating as a listed company.

Our salaries and employee benefits expenses increased by $0.4 million, or 64.1%, from $0.6 million in the three months ended December 31, 2023, to $1.1 million in the three months ended December 31, 2024. Our salaries and employee benefits expenses represented 55.8% and 66.0% of our total general and administrative expenses for the three months ended December 31, 2024 and 2023, respectively. The increase was mainly due to the recruitment of additional sales, customer services, and back-office support personnel to support our business growth in first half of 2024, along with the salary expenses associated with the two new subsidiaries in China. For our salaries and employee benefits expenses, (i) our payroll expenses increased by $0.4 million, or 70.7%, from $0.6 million in the three months ended December 31, 2023, to $1.0 million in the three months ended December 31, 2024, and (ii) our employee benefit expenses, which mainly consist of 401(k) company contribution, employee defined contribution plan in China, meal allowance and health insurance expenses, increased by $21,914, or 23.9%, from $91,674 in the three months ended December 31, 2023, to $113,588 in the three months ended December 31, 2024, representing 5.9% and 9.3% of our total general and administrative expenses for the three months ended December 31, 2024 and 2023, respectively. The increase was mainly due to rising employee health insurance premiums.

Our professional fee increased by $0.2 million, or 1,359.3%, from $14,802 in the three months ended December 31, 2023, to $216,012 in the three months ended December 31, 2024. Our professional fee represented 11.3% and 1.5% of our total general and administrative expenses for the three months ended December 31, 2024 and 2023, respectively. The increase was primarily due to audit fee, legal fee, consulting expense, investor-related expenses and financial reporting service fees for the three months ended December 31, 2024. In the three months ended December 31, 2023, most of the expenses directly related to offering that were not included in professional fees, as they were accounted for as deferred initial public offering assets.

Our traveling and entertainment expense increased by $0.2 million, or 224.8%, from $87,900 in the three months ended December 31, 2023, to $285,541 in the three months ended December 31, 2024. Our traveling and entertainment expense represented 14.9% and 8.9% of our total general and administrative expenses for three months ended December 31, 2024 and 2023, respectively. The increase was mainly due to higher entertainment and gift expenses related to networking with our business partners as we started a new business through the new subsidiary acquired.

Other Income, Net

Our other income, net, increased by $50,253, or 121.1%, from $41,500 in the three months ended December 31, 2023, to $91,753 in the three months ended December 31, 2024. The increase was primarily becuase we did not rent out part of our warehouse space to our related party, Weship, during the three months ended December 31, 2023.

Interest Expenses

Our interest expenses for the three months ended December 31, 2024, remained relatively stable compared to same period in last year.

Income (Loss) Before Income Taxes

We had loss before income taxes of $1.9 million for the three months ended December 31, 2024, compared to income before income taxes of $92,408 for the three months ended December 31, 2023. We were in a loss position before income taxes for the three months ended December 31, 2024, primarily attributable to the net effects of: (i) the decrease in gross profit, (ii) the rise in operating expenses; and (iii) the increase in other income for the three months ended December 31, 2024 as mentioned above.

Income Tax Expense

We had income tax expense of $nil and $28,184 in the three months ended December 31, 2024 and 2023, respectively. We did not have current income tax provision in the three months ended December 31, 2024, due to net operating loss, and we recognized a net deferred income tax asset of $585,197 due to temporary differences recognized and net operating loss carried forward. We also recognized a valuation allowance of $585,197 to write off our deferred tax asset since we are uncertain that we will be able to utilize the deferred tax asset to offset future taxable income, resulting in a net income tax expense of $nil in the three months ended December 31, 2024.

We did not have current income tax provision in the three months ended December 31, 2023, due to net loss, however, we recognized a deferred income tax asset of $71,909, due to temporary differences recognized and a deferred income tax expense of $28,184 due to temporary differences recognized.

Net Income (Loss)

As a result of the foregoing, we had a net loss of $1.9 million and a net income of $64,224 for the three months ended December 31, 2024 and 2023, respectively.

For the Six Months Ended December 31, 2024 Compared to the Six Months Ended December 31, 2023

The following table summarizes our consolidated results of operations and percentages of certain items in relation to total revenues for the six months ended December 31, 2024 and 2023, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the six months ended December 31,
	2024		2023
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue from cross-border freight solutions
Cross-border ocean freight solutions	$3,211,396	41.8%	$3,516,658	38.8%	$(305,262)	(8.7)%
Cross-border airfreight solutions	4,247,661	55.4%	5,547,921	61.2%	(1,300,260)	(23.4)%
Subtotal	7,459,057	97.2%	9,064,579	100.0%	(1,605,522)	(17.7)%
Revenue from distribution of pharmaceutical products	218,086	2.8%	-	-	218,086	NA
Total revenues	7,677,143	100.0%	9,064,579	100.0%	(1,387,436)	(15.3)%

Cost of revenues – cross-border solution	7,075,044	92.2%	7,352,527	81.1%	(277,483)	(3.8)%
Cost of revenues –pharmaceutical products	121,791	1.5%	-	-	121,791	NA
Total cost of revenues	7,196,835	93.7%	7,352,527	81.1%	(155,692)	(2.1)%

Gross profit – cross-border freight solution	384,013	5.0%	1,712,052	18.9%	(1,328,039)	(77.6)%
Gross profit –pharmaceutical products	96,295	1.3%	-	-	96,295	NA
Gross profit	$480,308	6.3%	$1,712,052	18.9%	$(1,231,744)	(71.9)%

Revenues

Our total revenues from cross-border freight solution decreased by $1.6 million, or 17.7%, from $9.1 million for the six months ended December 31, 2023, to $7.5 million for the six months ended December 31, 2024. The decrease was primarily driven by a significant decline in volume we handled from our cross-border airfreight solutions.

Revenues from our cross-border airfreight solutions decreased by $1.3 million or 23.4%, from $5.5 million in the six months ended December 31, 2023, to $4.2 million in the six months ended December 31, 2024. The decrease was primarily due to a decrease in the volume of cross-border air freight processed, from approximately 16,034 tons for the six months ended December 31, 2023, to approximately 11,732 tons for the six months ended December 31, 2024. Some of our customers reduced their orders and uncertainty in political regulations regarding tariffs, leading to a significant decline in our revenue.

Revenues from our cross-border ocean freight solutions decreased by $0.3 million, or 8.7%, from $3.5 million in the six months ended December 31, 2023, to $3.2 million in the six months ended December 31, 2024. This growth was primarily due to a decrease in the volume of cross-border ocean freights processed and forwarded, dropping from 2,620 TEU in the six months ended December 31, 2023, to 2,476 TEU in the six months ended December 31, 2024. Additionally, a slowdown in consumer spending and business investments, impacted by overall economic downturn, reduced the demand for imported goods, leading to lower container volumes.

Starting from December 2024, we established a new revenue stream through the distribution of pharmaceutical products. We procured pharmaceuticals—primarily pharmaceutical solutions—directly from manufacturers and supplied them to distributors, hospitals, and clinics. For the six months ended December 31, 2024, our total revenue from pharmaceutical product distribution amounted to $0.2 million, compared to no revenue from this segment in the same period of the prior year.

Revenues by Customer Geographic

	For the six months ended December 31,
	2024		2023
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue from cross-border freight solutions
Asia-based customers	$5,559,837	72.5%	$4,296,968	47.4%	$1,262,869	29.4%
U.S.-based customers	1,899,220	24.7%	4,767,611	52.6%	(2,868,391)	(60.2)%
	7,459,057	97.2%	9,064,579	100.0%	(1,605,522)	(17.7)%
Revenue from distribution of pharmaceuticals
Asia-based customers	218,086	2.8%	-	-	218,086	N/A
Total revenues	$7,677,143	100.0%	$9,064,579	100.0%	$(1,387,436)	(15.3)%

Revenues from cross-border freight solutions for the Asia-based customers increased by $1.3 million, or 29.4%, from $4.3 million in the six months ended December 31, 2023, to $5.6 million in the six months ended December 31, 2024. Revenues from cross-border freight solutions for the U.S.-based customers decreased by $2.9 million, or 60.2%, from $4.8 million in the six months ended December 31, 2023 to $1.9 million in the same period in 2024.

The increase in revenues from Asia-based customers in the six months ended December 31, 2024, was driven by a surge in volume from a new Aisa-based customer since June 2024, which was partly offset by decrease in shipments volume from Asia-based customers serving large e-commerce platforms due to the discussion on the amendment of de minimis rule.

The decrease in revenue from the U.S.-based customers in the six months ended December 31, 2024, compared to the same period in 2023, was primarily due to our strategic shift toward Asia-based e-commerce customers, in addition to the overall decline in revenue discussed earlier. Additionally, one-off special projects with larger shipment volumes from U.S. customers were completed in the six months ended December 31, 2023, with no comparable projects in the same period in 2024.

Our customers for the distribution of pharmaceutical products are based in China, as we specifically target the Chinese market. For the six months ended December 31, 2024, our total revenue from pharmaceutical product distribution amounted to $0.2 million, compared to no revenue from this segment in the same period of the prior year.

Cost of Revenues

A breakdown of our cost of revenues for the six months ended December 31, 2024 and 2023 is as follows:

	For the six months ended December 31,		Amount Increase	Percentage Increase
	2024	2023	(Decrease)	(Decrease)
Cost of revenue from cross-border freight solutions
Transportation and delivery costs	$3,035,817	$3,523,139	$(487,322)	(13.8)%
Warehouse service charges	1,637,200	1,693,810	(56,610)	(3.3)%
Custom declaration and terminal charges	1,025,095	1,300,192	(275,097)	(21.2)%
Freight arrangement charges	292,545	228,492	64,053	28.0%
Overhead cost	1,084,387	606,894	477,493	78.7%
Subtotal	7,075,044	7,352,527	(277,483)	(3.8)%
Cost of revenue from distribution of pharmaceuticals
Cost of goods sold	121,791	-	121,791	NA
Total cost of revenue	$7,196,835	$7,352,527	$(155,692)	(2.1)%

Our cost of revenues decreased by $0.2 million, or 2.1%, from $7.4 million in the six months ended December 31, 2023, to $7.2 million in the six months ended December 31, 2024. The decrease in cost of revenues was mainly due to the combined effects of:

(i)

a decrease in transportation and delivery costs, including trucking, drayage, chassis rental, freight and delivery cost during the six months ended December 31, 2024, which was primarily due to a reduction in delivery service provided to customers. However, our reduction in transportation and delivery costs are significantly lower than the decline in revenue, due to high inflation in gasoline and labor cost over past year. Additionally, the forwarding service for airfreights have strict timing requirements, preventing us from fully utilizing the capacity of each delivery, often resulting in trucks operating at half capacity;

(ii)	a decrease in our warehouse service charges, mainly representing labor costs at our regional warehousing and distribution centers during the six months ended December 31, 2024, due to decrease in staff cost in connection with unpackaging shipment into small packages. We gradually reduced the warehouse labor shifts; however, adjusting to new labor schedules takes time;

(iii)	a decrease in custom declaration and terminal charges, consisting of customs fees, handling charges, and entry service fees charged by ports and terminals during the six months ended December 31, 2024，resulting from a drop in volume of cross-border freight we handled, particularly airfreight, during the same period.;

(iv)

an increase in freight arrangement charges, mainly representing scheduling and booking fees for cross-border ocean freight during the six months ended December 31, 2024, primarily due to increased business for cross boarder shipping from the U.S. to China; and

(v)	an increase in overhead costs, mainly comprising warehouse and equipment lease expenses, utilities, depreciation of property and equipment, and other direct costs during the six months ended December 31, 2024. The warehouse and equipment lease expenses increased significantly, from $527,759 in the six months ended December 31, 2023, to $1,002,820 in the six months ended December 31, 2024. The increase was primarily we had two more warehouse lease agreements during the three months ended December 31, 2024, compared to the same period last year. These agreements were negotiated before the significant decline in our revenue. To mitigate costs and improve our gross profit margin, we plan to sublease one of the warehouse at Chicago in the next fiscal quarter.

Gross Profit

Our overall gross profit decreased by $1.2 million, or 71.9%, from $1.7 million in the six months ended December 31, 2023, to $0.5 million in the six months ended December 31, 2024. Our gross margin of cross-border freight solution was 5.1% for the six months ended December 31, 2024, compared to 18.9% for the six months ended December 31, 2023. The decline in gross margin was primarily attributable to (i) revenue from the airfreight and ocean freight solution decreased to a greater extend to decrease in our cost of revenue, such as transportation and delivery cost, warehouse services, custom declaration and terminal charges, and (ii) increased overhead costs allocated, as discussed above.

Our gross margin of distribution of pharmaceutical was 44.2% for the six months ended December 31, 2024. It is a new business segment during current quarter and thus no gross margin was noted compared to same period in prior year.

Selling Expenses

Our selling expenses amounted to $54,488 for the six months ended December 31, 2024, compared to nil for the same period in 2023. The increase was primarily driven by salaries for our sales team, which were incurred as part of the new pharmaceutical product business launched during the current quarter.

General and Administrative Expenses

Our general and administrative expenses increased by $1.9 million, or 103.7%, from $1.8 million in the six months ended December 31, 2023, to $3.7 million in the six months ended December 31, 2024. These expenses represented 48.8% and 20.3% of our total revenues for the six months ended December 31, 2024 and 2023, respectively. The increase was primarily attributed to higher salary and employee benefit expenses, professional fee, office expense and traveling, insurance expense and entertainment expense:

Our salaries and employee benefits expenses increased by $0.8 million, or 63.0%, from $1.2 million in the six months ended December 31, 2023, to $2.0 million in the six months ended December 31, 2024. Our salaries and employee benefits expenses represented 53.1% and 66.3% of our total general and administrative expenses for the six months ended December 31, 2024 and 2023, respectively. The increase was mainly due to (i) the recruitment of additional sales, customer services, and back-office support personnel to support our business in first half 2024, and (ii) salaries of management and operation team for our new business in China. For our salaries and employee benefits expenses, (i) our payroll expenses increased by $0.7 million, or 67.5%, from $1.0 million in the six months ended December 31, 2023, to $1.7 million in the six months ended December 31, 2024, and (ii) our employee benefit expenses, which mainly consist of 401(k) company contribution, employee defined contribution plan in China, meal allowance and health insurance expenses, increased by $0.1 million, or 39.8%, from $0.2 million in the six months ended December 31, 2023, to $0.3 million in the six months ended December 31, 2024, representing 7.4% and 10.8% of our total general and administrative expenses for the six months ended December 31, 2024 and 2023, respectively. The increase was mainly due to rising employee health insurance premiums.

Our professional fee increased by $0.5 million, or 1,619.8%, from $32,337 in the six months ended December 31, 2023, to $556,126 in the six months ended December 31, 2024. Our professional fee represented 14.8% and 1.8% of our total general and administrative expenses for the six months ended December 31, 2024 and 2023, respectively. The increase was primarily due to audit fee, legal fee, consulting expense, investor-related expenses and financial reporting service fees for the six months ended December 31, 2024. In the six months ended December 31, 2023, most of the expenses directly related to offering that were not included in professional fees, as they were accounted for as deferred initial public offering assets.

Our insurance expense increased by $0.1 million, or 1,701.0%, from $6,948 in the six months ended December 31, 2023, to $125,131 in the six months ended December 31, 2024. The increase was primarily due to purchasing insurance premiums for our directors and officers, as we became a public company in July 2024.

Our traveling and entertainment expense represented 11.0% and 8.7% of our total general and administrative expenses for six months ended December 31, 2024 and 2023, respectively. The increase was mainly due to higher entertainment and gift expenses related to networking with our business partners as well as more business trips during recent quarter.

Other Income, Net

Our other income, net, increased by $0.1 million, or 127.9%, from $0.1 million in the six months ended December 31, 2023, to $0.2 million in the six months ended December 31, 2024. The increase was primarily due to renting out part of our warehouse space to our related party, Weship, for an additional five months during the six months ended December 31, 2024.

Interest Expenses

Our interest expenses increased by $15,128, or 28.1%, from $53,864 in the six months ended December 31, 2024, to $68,992 in the six months ended December 31, 2024. Increase interest expense was mainly due to late credit card payments.

Loss Before Income Taxes

We had loss before income taxes of $3.2 million and $0.2 million for the six months ended December 31, 2024 and 2023. Our loss before income taxes increased primarily attributable to the net effects of: (i) the decrease in gross profit, (ii) the rise in operating expenses; and (iii) the increase in other income for the six months ended December 31, 2024 as mentioned above.

Income Tax Expense

We had income tax expense of $89,581 and $26,125 in the six months ended December 31, 2024 and 2023, respectively. We did not have current income tax provision in the six months ended December 31, 2024, due to net operating loss, and we recognized a deferred income tax asset of $959,094 due to temporary differences recognized and net operating loss carried forward. We also recognized a valuation allowance of $1,048,675 to write off our deferred tax asset since we are uncertain that we will be able to utilize the deferred tax asset to offset future taxable income, resulting in a net income tax expense of $89,581 in the six months ended December 31, 2024.

We did not have current income tax provision in the six months ended December 31, 2023, due to net loss, however, we recognized a deferred income tax asset of $8,231, due to temporary differences recognized and a deferred income tax expense of $17,894 due to the change from an S Corporation to a C Corporation upon the completion of our reorganization on September 23, 2023.

Net Loss

As a result of the foregoing, we had a net loss of $3.3 million and $0.2 million for the six months ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of December 31, 2024, we had a cash and cash equivalent balance of $1.1 million. Our current assets were $4.4 million, and our current liabilities were $5.4 million, resulting in a current ratio of 0.81:1 and a negative working capital of $1.1 million. Total stockholders’ equity as of December 31, 2024 was $1.6 million.

As of December 31, 2024 and June 30, 2024, we had accounts receivable net of allowance of $1.9 million and $2.8 million, respectively. We periodically review our accounts receivable and allowance level to ensure our methodology for determining allowances is reasonable and to accrue additional allowances if necessary. For the accounts receivable, as of December 31, 2024 and June 30, 2024, we provided a credit loss allowance of $56,022 and $54,066, respectively.

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

Cash Flows

The following table sets forth summary of our cash flows for the periods indicated:

	For the six months ended December 31,
	2024	2023
Net cash (used in) provided by operating activities	$(1,933,000)	$257,836
Net cash used in investing activities	(1,350,498)	(78,799)
Net cash provided by (used in) financing activities	4,295,361	(15,538)
Effect of exchange rate changes on cash	(11,999)	3,216
Net increase in cash and cash equivalent	999,864	166,715
Cash, beginning of the period	123,550	174,018
Cash, end of the period	$1,123,414	$340,733

Operating Activities

Net cash used in operating activities was $1,933,000 in the six months ended December 31, 2024, including net loss of $3,282,227, adjusted for non-cash items for $1,183,152 and changes in working capital of positive $166,075. The non-cash items primarily included $989,003 amortization and interest expense of operating lease assets, $87,132 depreciation included in G&A and cost of revenue, $15,480 depreciation of right-of-use finance assets and $1,956 from provision of allowance for expected credit loss and a decrease of $89,581 from deferred tax asset due to recognition of valuation allowance. The adjustments for changes in working capital mainly included a decrease of $424,648 and $565,766 in accounts receivable — third parties and related parties, respectively, due to a decrease of revenues near period end and an increase of $312,722 in accrued expense and other payable, partially offset by an increase in prepayment of $112,620, a decrease of $742,649 in operating lease liabilities and a decrease of $156,165 in accounts payable — related parties.

Net cash provided by operating activities was $257,836 for the six months ended December 31, 2023, including net loss of $243,061, adjusted for non-cash items for $674,713, and changes in working capital of negative $173,816. The non-cash items primarily included $439,142 non-cash operating lease expense, $72,319 depreciation and amortization, $49,591 from provision of allowance for expected credit loss, and impacted by a loss of $73,151 from deconsolidation of a subsidiary. The adjustments for changes in working capital mainly included (i) an increase of $192,609 in accounts receivable — related parties, (ii) an increase of $479,056 in accounts receivable — third parties reflecting the impact of revenue growth combined with the timing of payments to third party providers, related parties and collections from clients on net working capital and (iii) an increase of $27,169 in contract assets, partially offset by (i) an increase of $539,542 in accounts payable — third parties, (ii) an increase of $241,721 in accounts payable — related parties and (iii) an increase of $122,547 in accrued expenses and other payables.

The $2,190,836 increase in cash used in operating activities in the six months ended December 31, 2024 compared to the prior year was primarily due to an increase in net loss of $3,039,166 in the six months ended December 31, 2024 compared to same period in the prior year, partly offset by an increase of $339,891 in cash flow from working capital due to timing of vendor payments, client payments and related parties payment.

Investing Activities

Net cash used in investing activities was $1,350,498 and $78,799 for the six months ended December 31, 2024 and 2023, respectively. Net cash used in investing activities for the six months ended December 31, 2024, was primarily attributable to net cash payment of $552,721 for intangible assets through acquisition of 100% equity interest in Hupan Pharmaceutical and we had a loan of $686,697 to a third party. We also purchased property and equipment, conducted office renovation for our operation of subsidiaries in Mainland China. On August 4, 2023, we reduced our unpaid registered capital contribution in our investee company in China, namely ABL Wuhan, and concurrently, the third-party shareholders increased their registered capital contribution accordingly. Following this change, the third-party shareholders own 80% of equity interest and we own 20% of equity interest in ABL Wuhan. Consequently, ABL Wuhan ceased to be the Company’s subsidiary after August 4, 2023. Therefore, we had cash outflow of $48,893 upon deconsolidation of a subsidiary and payment for registered capital of $29,906 during the six months ended December 31, 2023.

Financing Activities

Net cash provided by financing activities was $4,295,361 for the six months ended December 31, 2024, compared to net cash used in financing activities of $15,538 for same period in prior year, respectively. The increase in net cash provided by financing activities was mainly due to the net proceeds of $5,351,281 from the offering and proceeds from loan borrowing of $195,000 and a loan from a third party of $276,365, partly offset by repayment of $805,345 to shareholders and loans repayment of $339,914 during the six months ended December 31, 2024. The net cash provided by financing activities for the six months ended December 31, 2023, mainly due to the proceeds from loans of $225,000 that we borrowed, and net proceeds from shareholders by $158,455, partially offset by repayment of loans, vehicle loans and equipment loans of $245,564, and the payment for deferred offering cost of 140,000.

Capital Expenditures

Our capital expenditures are incurred primarily in connection with the purchase of fixed assets, including machinery and equipment, furniture and fixtures, leasehold improvement and vehicles. Our capital expenditures amounted to $256,314 and $nil in the six months ended December 31, 2024 and 2023, respectively.

We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We intend to fund our future capital expenditures with our existing cash balance, proceeds of loans, working capitals loans from stockholders.

Commitments and Contractual Obligations

As of December 31, 2024, the Company’s contractual obligations consist of the following:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$5,051,427	$2,439,066	$1,724,121	$888,240	$—
Finance lease obligations	148,472	56,205	52,565	39,702	—
Construction-in-progress project	87,491	54,548	32,943	—	—
Vehicle loans	255,933	72,858	104,298	60,206	18,571
Equipment loans	63,136	45,295	17,841	—	—
Other loans	535,306	535,306	—	—	—
Total	$6,141,765	$3,203,278	$1,931,768	$988,148	$18,571

Off-Balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements as of and for the six months ended December 31, 2024 and 2023, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

Based upon this evaluation, our management concluded that as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On July 1, 2024, we closed our initial public offering (“IPO”), in which we sold 1,500,000 shares of common stock at a price to the public of $4.50 per share. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-278416), which was declared effective by the Securities and Exchange Commission on June 27, 2024. We raised approximately $5.7 million  in net proceeds after deducting underwriters’ discounts and commissions as well as offering. As of the date of this report, with the proceeds of the IPO, we used approximately $3.3 million for in marketing activities and business expansion and used approximately $1.9 million for working capital needs. We expect to use the remaining net proceeds for (i) investment in strengthening our cross-border supply chain capabilities, (ii) marketing activities to grow our customer base, (iii) strategic investments and potential mergers and acquisitions in the future, and (iv) general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
3.3	Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on May 14, 2024).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.2	Form of Employment Agreement between the Registrant and Executive Officers (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.3	Lease Agreement, effective as of February 16, 2021, between American Bear Logistics Corp. and Prologis Targeted U.S. Logistics Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.4	Southlake Business Park Office/Warehouse Lease Agreement, dated as of January 11, 2021, between American Bear Logistics Corp. and Southlake Industrial, L.P. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.5	Lease Agreement, effective as of March 12, 2024, between American Bear Logistics Corp. and Morris Clifton Associates I, LLC (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K (File No. 001-42140), filed with the SEC on September 30, 2024).
10.6	Lease Agreement, effective as of July 18, 2024, between American Bear Logistics Corp. and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.7 to the annual report on Form 10-K (File No. 001-42140), filed with the SEC on September 30, 2024).
10.7	First Amendment to Lease Agreement, effective as of August 11, 2024, between American Bear Logistics Corp. and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q (File No. 001-42140), filed with the SEC on November 14, 2024).
10.8	English Translation of the Equity Transfer Agreement, dated November 5, 2024, entered into among Hubei Haoyaoshi Zhenghe Pharmacy Chain Co., Ltd, Hubei Huayao Pharmaceutical Co., Ltd., and Sichuan Hupan Jincheng Enterprise Management Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on November 8, 2024).
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1#	Section 1350 Certifications of Chief Executive Officer.
32.2#	Section 1350 Certifications of Chief Financial Officer.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeside Holding Limited

Dated: February 14, 2025	By:	/s/ Henry Liu
Henry Liu Chairman and Chief Executive Officer