Form 10-Q
period 2025-03-31
Lakeside Holding Ltd
filed 2025-05-15
CIK 1996192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Lakeside Holding Limited

FORM 10-Q

For the Quarterly Period Ended March 31, 2025

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND JUNE 30, 2024

(UNAUDITED)

	As of March 31, 2025	As of June 30, 2024
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$1,499,257	$123,550
Accounts receivable – third parties, net	1,397,499	2,082,152
Accounts receivable – related party, net	306,295	763,285
Prepayment and other receivable	91,426	-
Contract assets	71,331	129,506
Inventories, net	216,489	-
Due from related parties	856,570	441,279
Loan to a third party	573,546	-
Total current assets	5,012,413	3,539,772

NON-CURRENT ASSETS
Investment in other entity	15,741	15,741
Property and equipment at cost, net of accumulated depreciation	533,993	344,883
Intangible asset, net	386,811	-
Right of use operating lease assets	3,619,138	3,471,172
Right of use financing lease assets	102,398	37,476
Deferred tax asset	-	89,581
Deferred offering costs	-	1,492,798
Deposit and prepayment	269,269	202,336
Total non-current assets	4,927,350	5,653,987
TOTAL ASSETS	$9,939,763	$9,193,759

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payables – third parties	$1,577,044	$1,161,858
Accounts payables – related parties	68,895	227,722
Accrued liabilities and other payables	1,448,588	1,335,804
Current portion of obligations under operating leases	2,389,965	1,186,809
Current portion of obligations under financing leases	48,617	37,619
Loans payable, current	617,682	746,962
Contract liabilities	42,168	-
Dividend payable	-	98,850
Tax payable	106,433	79,825
Due to shareholders	-	1,018,281
Convertible notes - current	484,541	-
Total current liabilities	6,783,933	5,893,730

NON-CURRENT LIABILITIES
Loans payable, non-current	156,509	136,375
Loan payable to a related party	124,176	-
Deferred tax liabilities	96,703	-
Obligations under operating leases, non-current	1,815,211	2,506,402
Obligations under financing leases, non-current	72,651	17,460
Convertible note - non-current	140,792	-
Total non-current liabilities	2,406,042	2,660,237
TOTAL LIABILITIES	$9,189,975	$8,553,967

Commitments and Contingencies

EQUITY
Common stocks, $0.0001 par value, 200,000,000 shares authorized, 7,500,000 and 6,000,000 issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	750	600
Subscription receivable	-	(600)
Additional paid-in capital	5,113,511	642,639
Statutory reserve	7,014	-
Deficits	(4,365,856)	(5,819)
Accumulated other comprehensive income	(5,631)	2,972
Total equity	749,788	639,792

TOTAL LIABILITIES AND EQUITY	$9,939,763	$9,193,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Revenue from cross-border freight solutions – third party	$9,559,567	$12,457,709	$2,857,504	$3,817,726
Revenue from cross-border freight solutions – related parties	1,205,354	1,067,633	448,360	643,037
Revenue from distribution of pharmaceutical products – third parties	715,362	—	497,276	—
Total revenue	11,480,283	13,525,342	3,803,140	4,460,763

Cost of revenue from cross-border freight solutions – third party	8,756,778	9,367,882	2,602,784	3,038,231
Cost of revenue from cross-border freight solutions – related party	1,286,380	1,469,845	365,330	446,968
Cost of revenue from pharmaceutical products – third parties	240,966	—	119,175	—
Total cost of revenue	10,284,124	10,837,727	3,087,289	3,485,199
Gross profit	1,196,159	2,687,615	715,851	975,564

Operating expenses:
Selling expenses	158,118	—	103,630	—
General and administrative expenses	5,429,398	2,803,311	1,680,339	962,481
Loss from deconsolidation of a subsidiary	—	73,151	—	—
Provision (reversal) of allowance for expected credit loss	8,021	22,198	6,065	(27,393)
Total operating expenses	5,595,537	2,898,660	1,790,034	935,088

(Loss) income from operations	(4,399,378)	(211,045)	(1,074,183)	40,476

Other income
Other income, net	310,796	190,887	109,255	102,438
Interest expense	(156,266)	(79,400)	(87,274)	(25,536)
Total other income	154,530	111,487	21,981	76,902

(Loss) income before income taxes	(4,244,848)	(99,558)	(1,052,202)	117,378
Income tax expense	108,175	130,735	18,594	104,610
Net (loss) income	(4,353,023)	(230,293)	(1,070,796)	12,768
Less: net loss attributable to non-controlling interest	—	(3,025)	—	—
Net (loss) income attributable to the Company	(4,353,023)	(227,268)	(1,070,796)	12,768

Other comprehensive (loss) income:
Foreign currency translation (loss) income	(8,603)	3,122	3,583	—
Comprehensive (loss) income	(4,361,626)	(227,171)	(1,067,213)	12,768
Less: comprehensive loss attributable to non-controlling interest	—	(3,119)	—	—
Comprehensive (loss) income attributable to the Company	$(4,361,626)	$(224,052)	$(1,067,213)	$12,768

Loss per share – basic and diluted	$(0.58)	$(0.04)	$(0.14)	$—
Weighted Average Shares Outstanding – basic and diluted	7,500,000	6,000,000	7,500,000	6,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	For The Three Months Ended March 31, 2024
	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance at December 31, 2023	6,000,000	$600	$(600)	$642,639	$(20,603)	$2,972	$—	$625,008
Net income	—	—	—	—	12,768	—	—	12,768
Balance at March 31, 2024	6,000,000	$600	$(600)	$642,639	$(7,835)	$2,972	$—	$637,776

	For The Nine Months Ended March 31, 2024
	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance at June 30, 2023	6,000,000	$600	$(600)	$—	$862,072	$(244)	$(7,068)	$854,760
Net loss for the period	—	—	—	—	(227,268)	—	(3,025)	(230,293)
Termination of S Corporation upon reorganization	—	—	—	642,639	(642,639)	—	—	—
Deconsolidation of a subsidiary	—	—	—	—	—	—	10,187	10,187
Foreign currency translation adjustment	—	—	—	—	—	3,216	(94)	3,122
Balance at March 31, 2024	6,000,000	$600	$(600)	$642,639	$(7,835)	$2,972	$—	$637,776

	For The Three Months Ended March 31, 2025
	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Statutory Reserves	Deficits	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	7,500,000	$750	$—	$4,942,791	$—	$(3,288,046)	$(9,214)	$1,646,281
Net loss	—	—	—	—	—	(1,070,796)	—	(1,070,796)
Statutory reserve	—	—	—	—	7,014	(7,014)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	3,583	3,583
Issuance of convertible note	—	—	—	170,720	—	—	—	170,720
Balance at March 31, 2025	7,500,000	$750	$—	$5,113,511	$7,014	$(4,365,856)	$(5,631)	$749,788

	For The Nine Months Ended March 31, 2025
	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Statutory Reserves	Deficits	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2024	6,000,000	$600	$(600)	$642,639	$—	$(5,819)	$2,972	$639,792
Paid in capital	—	—	600	—	—	—	—	600
Net loss	—	—	—	—	—	(4,353,023)	—	(4,353,023)
Statutory reserve	—	—	—	—	7,014	(7,014)	—	—
Initial public offering, net of share issuance costs	1,500,000	150	—	4,300,152	—	—	—	4,300,302
Foreign currency translation adjustment	—	—	—	—	—	—	(8,603)	(8,603)
Issuance of convertible note	—	—	—	170,720	—	—	—	170,720
Balance at March 31, 2025	7,500,000	$750	$—	$5,113,511	$7,014	$(4,365,856)	$(5,631)	$749,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESIDE HOLDING LIMITED
CONDENSSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	For the Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,353,023)	$(230,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation – G&A	86,413	53,985
Depreciation – cost of revenue	62,441	54,493
Amortization of intangible asset	32,056	—
Amortization and interest expense of operating lease assets	1,515,688	658,713
Depreciation of right-of-use finance assets	24,081	22,548
Provision of allowance for expected credit loss	8,021	22,198
Interest expense of convertible note	40,541	—
Deferred tax expense	81,567	36,264
Interest income	(11,645)	—
Loss from derecognition of shares in subsidiary	—	73,151
Changes in operating assets and liabilities:
Accounts receivable – third parties	666,858	(283,936)
Accounts receivable – related parties	466,764	(565,824)
Contract assets	58,175	(58,498)
Inventories, net	(216,489)	—
Due from related parties	(41,230)	212,342
Due to related party	—	14,536
Prepayment and other deposit	(158,359)	2,623
Accounts payables – third parties	415,186	493,085
Accounts payables – related parties	(158,827)	57,420
Contract liabilities	42,168	—
Accrued expense and other payables	393,633	111,122
Tax payable	26,608	94,471
Operating lease liabilities	(1,151,931)	(606,756)
Net cash (used in) provided by operating activities	(2,171,304)	161,644

Cash flows from investing activities:
Purchase of furniture and equipment	(36,072)	—
Payment for leasehold improvement	(76,456)	—
Net cash payment for asset acquisition	(552,721)	—
Loan to a third party	(561,901)	—
Payment made for investment in other entity	—	(29,906)
Net cash outflow from deconsolidation of a subsidiary (Appendix A)	—	(48,893)
Net cash used in investing activities	(1,227,150)	(78,799)

Cash flows from financing activities:
Proceeds from loans	294,975	225,000
Repayment of loans	(420,765)	(200,132)
Net proceeds from issuance of convertible notes	755,512	—
Proceeds from a loan from a related party	124,176	—
Repayment of equipment and vehicle loans	(85,591)	(89,802)
Principal payment of finance lease liabilities	(22,814)	(21,485)
Payment for deferring offering cost	—	(140,000)
Advances from Hupan Pharmaceutical prior to acquisition	276,365	—
Proceeds from initial public offering, net of share issuance costs	5,351,281	—
Advances to related parties	(685,247)	—
Proceeds from shareholders	—	158,455
Repayment to shareholders	(805,345)	—
Net cash provided by (used in) financing activities	4,782,547	(67,964)

Effect of exchange rate changes on cash	(8,386)	3,216
Net increase in cash	1,375,707	18,097
Cash, beginning of the period	123,550	174,018
Cash, end of the period	$1,499,257	$192,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income tax	$—	$—
Cash paid for interest	$67,704	$24,030

SUPPLEMENTAL SCHEDULE OF NON-CASH IN INVESTING AND FINANCING ACTIVITIES
Deferred offering costs within due to shareholders	$—	$660,826
Deferred offering costs within accrued expense and other payables	$—	$176,176
Property additions included in loan payable	$102,235	—
Additions to leasehold improvement through accounts payable and other payable	$123,176	—
Due to shareholder offset against due from related parties	$311,185	—

NON-CASH ACTIVITIES
Right of use assets obtained in exchange for operating lease obligations	$1,447,494	$—
Right of use assets obtained in exchange for finance lease obligation	$89,003	$19,982

APPENDIX A – Net cash outflow from deconsolidation of a subsidiary
Working capital, net		$29,812
Investment in other entity recognized		(15,741)
Elimination of NCl at deconsolidation of a subsidiary		10,187
Loss from deconsolidation of a subsidiary		(73,151)
Cash		$(48,893)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Lakeside Holding Limited (the “Company”), is a holding company established on August 28, 2023 under the laws of the State of Nevada. The Company, acting through its subsidiary, is primarily engaged in providing customized cross-border ocean freight solutions and airfreight solutions. On July 1, 2024, the Company closed its initial public offering (“IPO”) of 1,500,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $6.75 million from the offering (Note 16). In connection with the offering, the Company’s common shares began trading on the Nasdaq Capital Market under the trading symbol “LSH.”

As of March 31, 2025, the Company’s subsidiaries are as follows:

Name	Date of Incorporation/ Acquisition	Jurisdiction of Formation	Percentage of direct/indirect Economic Ownership	Principal Activities
Parent Company
Lakeside Holding Limited	August 28, 2023	Nevada	100%	Holding company
Subsidiaries/companies with ownership
American Bear Logistics Corp. (“ABL Chicago”)	February 5, 2018	Illinois	100%	Logistics services
Sichuan Hupan Jincheng Enterprise Management Co., Ltd (“Sichuan Hupan”)*	July 10, 2024	Sichuan, China	100%	Exploring business opportunities in China
Hupan Pharmaceutical (Hubei) Co., Ltd (“Hupan Pharmaceutical”)**	November 21, 2024	Hubei, China	100%	Medical Injection and Pharmaceutical Distributor
Wuhan Hupan New Energy Technology limited Co., Ltd (“Hupan New Energy”)***	December 12, 2024	Wuhan, China	80% by Hupan Pharmaceutical	Dormant
Wuhan Ruixinda Technology Limited Co., Ltd (“Wuhan Ruixinda”)***	December 20, 2024	Wuhan, China	51% by Hupan New Energy	Dormant

*	On July 10, 2024, the Company incorporated a wholly-owned subsidiary, Sichuan Hupan Jincheng Enterprise Management Co., Ltd, in China. The Company is actively exploring the potential business opportunities in mainland China.

**	On November 5, 2024, Sichuan Hupan entered into an equity transfer agreement (the “Equity Transfer Agreement”), through which the Company acquired 100% of the equity interests in Hupan Pharmaceutical, a comprehensive pharmaceutical distribution and supply chain service provider, for a total consideration of $0.6 million (see Note 21). The transaction was completed on November 21, 2024.

***	Subsequent to period-end, Hupan New Energy and Wuhan Ruixinda was deregistered on April 8, 2025 and May 12, 2025, respectively.

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

Prior to the Reorganization, Mr. Henry Liu, the Chief Executive Officer (“CEO”), and Mr. Shuai Li, the President, each owned 50% equity interest of the ABL Chicago (collectively, the “Controlling Group”). On September 23, 2023, the Controlling Group transferred their 100% equity interest in ABL Chicago to the Company for a consideration of $1,000. Upon this Reorganization, the Company ultimately owns 100% equity interest of ABL Chicago.

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

On July 1, 2024, the Company closed its IPO of 1,500,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $6.75 million from the offering. The total net proceeds to the Company from the IPO, after deducting discounts, expense allowance, and expenses, were approximately $5.79 million (Note 16). As at July 1, 2024, 7,500,000 shares of common stock are issued and outstanding. As of the date of this report, the Controlling Group collectively holds 76.0% equity interest of the Company through H&L Logistics International LLC which holds 36.0% equity interest of the Company, and Jiushen Transport LLC, which holds 40.0% equity interest of the Company.

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

Going concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2025, the Company had an accumulated deficit of approximately $4.4 million and a working capital deficit of approximately $1.8 million. For the nine months ended March 31, 2025, the Company incurred a net loss of approximately $4.4 million and the net cash used in operating activities was approximately $2.2 million. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its external financing. The Company currently plans to fund its operations and support its ongoing acquisition projects mainly through cash flow from loans, issuance of notes and additional equity financing from outside investors, if necessary, to ensure sufficient working capital. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors, among others, raise the substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provide the opportunity for the Company to continue as a going concern.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Use of estimates and assumptions

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the condensed consolidated financial statements. Significant accounting estimates required to be made by management include allowance for credit losses, the percentage of performance obligation completed at the reporting period, the measurements of convertible notes with accompanying warrants. The Company evaluates its estimates and assumptions on an ongoing basis and its estimates on historical experience, current and expected future conditions and various other assumptions that management believes are reasonable under the circumstances based on the information available to management at the time these estimates and assumptions are made. Actual results and outcomes may differ significantly from these estimates and assumptions.

The estimated contract asset is based on the estimated completion percentage of the performance obligation. We believe that customers simultaneously benefit from the comprehensive services they provide. For customers with goods entering the United States, we offer customs clearance, container unloading, storage, unpacking, packing, and transportation services to customer-specified locations after the goods arrive at a U.S. seaport or airport. For customers shipping goods overseas, we provide cargo space arrangement, storage, packing, export customs clearance, and transportation to the seaport or airport for loading. The performance obligation is satisfied over time as customers receive the benefits of these services during the process of transporting goods from one location to another. As a result, we recognize revenue over time. We believe that the methodology employed is comparable to that of other global logistics companies and offers faithful depiction of the services rendered to customers.

Cash

Cash consists of unrestricted balances held with banks and deposits at banks or other financial institutions, which are available for withdrawal or use and have original maturities of three months or less. The Company maintains its bank accounts in the United States, which are insured by Federal Deposit Insurance Corporation (“FDIC”) and in mainland China, which are insured by the People’s Bank of China Financial Stability Department (“FSD”) while there is a RMB 500,000 deposit insurance limit for a legal entity’s aggregated balance at each bank.

As of March 31, 2025 and June 30, 2024, the Company had approximately $1.5 million and $0.1 million of cash in banks, most held in the banks located in the mainland of China and in the United States, respectively. Most of cash balance as of March 31, 2025 and June 30, 2024 are denominated in RMB and USD, respectively.

Accounts receivable, net

Accounts receivables are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company grant credit to customers, without collateral, under normal payment terms. The Company uses a loss rate method to estimate the allowance for credit losses. For those past due balances over one year and other higher risk receivables identified by the Company are reviewed individually for collectability. The Company evaluates the expected credit loss of accounts receivable based on customer financial condition and historical collection information adjusted for current market economic conditions and forecasts of future economic performance when appropriate. Loss-rate approach is based on the historical loss rates and expectations of future conditions. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of March 31, 2025 and June 30, 2024, the Company recorded the allowance of credit loss of $62,087 and $54,066, respectively.

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

On August 4, 2023, ABL Wuhan ceased to be the Company’s subsidiary and became the Company’s long-term investment. As of March 31, 2025 and June 30, 2024, the Company’s investment in ABL Wuhan amounted to $15,741 and no impairment charges was recorded.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. The straight-line depreciation method is used to compute depreciation over the estimated useful lives of the assets, as follows:

Useful life
Furniture and fixtures	7 years
Machinery equipment	5 years
Vehicles	5 years
Software	3 years
Leasehold improvement	Lesser of the lease term or estimated useful lives of the assets

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

Accounts payable

The account payables are derived from logistics and forwarding service providers and from the pharmaceutical products supplier. Balances due to logistics service providers are typically settled within 7 to 30 days, while payables to pharmaceutical product suppliers are generally settled within 60 days.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Impairment of long-lived asset

Long-lived assets, including plant, property and equipment and intangible asset, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. The Company reviews the impairment of its right-of-use assets and intangible asset consistent with the approach applied for its other long-lived assets. No impairment charge was recognized for the three and nine months ended March 31, 2025 and 2024, respectively.

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

The carrying value of cash and cash equivalent, accounts receivable from third parties and related parties, amount due from related parties, due to shareholders, other receivables, contract assets, loan receivable balance from a third party, accounts payable, convertible notes - current, loan to a related party, other payables, dividend payable and accrued expenses and other current liabilities approximate fair value due to their short-term nature. For lease liabilities, loan payable to a related party, convertible notes and loans payable, their carrying value approximate the fair value at the year-end, as the interest rates used to discount the host contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of March 31, 2025 and June 30, 2024.

Convertible notes

In accordance with ASC 470, Debt ("ASC 470") the Company records its 7% original issue discount secured convertible promissory notes (“Notes”) at the aggregate principal amount, less discount. The Company evaluated the loan portion of the Notes and the accompanying warrant under the guidance of ASC 470-20, “Debt with Conversion and Other Options,” and ASC 815, “Derivatives and Hedging.” The Company determined that the warrant met the criteria for equity classification under ASC 815-40. Accordingly, the fair value of the warrant was recorded as a component of additional paid-in capital and convertible debt instrument as a liability in accordance with ASC 470-20 on the issuance date. Convertible debt is subsequently accounted for at amortized cost in accordance with the interest method described in ASC 835-30 (see Note 12).

Common stock warrants

The Company evaluates common stock warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. The Company assesses whether common stock warrants are freestanding financial instruments and whether they meet the criteria to be classified in stockholders’ equity, or classified as a liability. Where common stock warrants do not meet the conditions to be classified in equity, the Company assesses whether they meet the definition of a liability under ASC 815.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Debt issuance costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. All debt issuance costs are presented as a direct reduction of debt on the unaudited condensed consolidated balance sheets. Approximately $24,517 was amortized to interest expense during the three months ended March 31, 2025.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company generates revenue from providing cross-border ocean and airfreight solutions and distribution of pharmaceutical products. No practical expedients were used when adoption ASC606. Revenue recognition policies are as follows:

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revenue recognition (cont.)

Revenue from cross-border freights solutions (cont.)

For goods entering the United States, the Company determines that the performance period for revenue recognition is between the pickup date and the date of completing delivery. For customers shipping goods overseas with cargo space booking service, the Company determines that the performance period for revenue recognition is between the container or cargo space confirmed date and the date of arrival at destination. For customers shipping goods overseas without cargo space booking service, the Company determines that the performance period for revenue recognition is between pickup date and the date when the goods depart from airport or port. The performance period may be estimated if the date of completing delivery or the departure date or arrival date has not occurred by the reporting date. Determining the performance period and the progress of the transportation as of the reporting date requires management’s estimation and judgement, which may impact the timing of revenue recognition.

Revenue from distribution of pharmaceutical products

During the nine months ended March 31, 2025, the Company started to generate revenue from the distribution of pharmaceutical and medical products. The Company orders products from the manufacturer, receives and carries the product at a designated warehouse, and delivers the product directly to its customers’ warehouses or designated locations. Revenue is recognized when control of goods is transferred to the customers upon goods delivered to the customers and acceptance by the customers.

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

The Company’s disaggregation of revenues for three months ended March 31, 2025 and 2024 is disclosed as below:

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revenue recognition (cont.)

Disaggregation of revenues (cont.)

By service/product type

	For the three months ended March 31,
	2025	2024
Cross-border ocean freights solutions	$1,278,903	$2,116,106
Cross-border airfreights solutions	2,026,961	2,344,657
Distribution of pharmaceutical products	497,276	—
Total revenue	$3,803,140	$4,460,763

	For the three months ended March 31,
	2025	2024
Timing of revenue recognition:
Service transferred over time	$3,305,864	$4,460,763
Product sales at a point in time	497,276	—
Total revenue	$3,803,140	$4,460,763

By customer geographic location

	For the three months ended March 31,
	2025	2024
Asia-based customers	$3,348,413	$3,822,169
U.S.-based customers	454,727	638,594
Total revenue	$3,803,140	$4,460,763

The Company’s disaggregation of revenues for the nine months ended March 31, 2025 and 2024 is disclosed as below:

By service type

	For the nine months ended March 31,
	2025	2024
Cross-border ocean freights solutions	$4,490,299	$5,632,765
Cross-border airfreights solutions	6,274,622	7,892,577
Distribution of pharmaceutical products	715,362	—
Total revenue	$11,480,283	$13,525,342

	For the nine months ended March 31,
	2025	2024
Timing of revenue recognition:
Services transferred over time	$10,764,921	$13,525,342
Product sales at a point in time	715,362	—
Total revenue	$11,480,283	$13,525,342

By customer geographic location

	For the nine months ended March 31,
	2025	2024
Asia-based customers	$9,126,336	$8,119,137
U.S.-based customers	2,353,947	5,406,205
Total revenue	$11,480,283	$13,525,342

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

Contract liabilities

Contract liabilities represent estimated advances received from customers. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of March 31, 2025, the Company recorded contract liabilities of $42,168, which will be recognized as revenue upon delivery of the products sold. For the nine months ended March 31, 2025, the amounts transferred from contract liabilities to revenue at the beginning of the fiscal period were nil.

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

Selling expenses

Selling expenses primarily include salaries expense and traveling expense of sales team engaged in developing potential customers and maintaining customer relationships and transportation cost for selling pharmaceutical products.

General and administrative expenses

General and administrative expenses primarily include salaries and staff benefits, repair and maintenance expense, depreciation on property and equipment, lease expenses, travelling and entertainment, bank charges, legal and professional fees, insurance expenses and other office expenses.

401(k) benefit plan

401(k) benefit plan covers substantially all employees and allows voluntary employee contributions up to the annually adjusted Inland Revenue Service (“IRS”) dollar limit. These voluntary contributions are matched equal to 100% of the first 3% of the employee’s compensation contributed and 50% of contributions exceeding 3% of eligible compensation, not to exceed 5% of the total eligible compensation. The employees’ voluntary contributions and the Company’s matching contributions are 100% vested immediately. The Company adopted the 401(k) benefit plan from April 2022. The expense related to matching employees’ contributions was $7,960 and $7,320 for the three months ended March 31, 2025 and 2024, respectively. The expense related to matching employees’ contributions was $23,838 and $21,372 for the nine months ended March 31, 2025 and 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Employee defined contribution plan

Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to them. Chinese labor regulations require that the Company make contributions to the government for these benefits based on government prescribed percentage of the employee’s salaries. The Company has no legal obligation for the benefits beyond the contributions. The total amount was expensed as incurred. For the three months ended March 31, 2025 and 2024, employee welfare contribution expenses amounted to approximately $11,456 and nil, respectively. For the nine months ended March 31, 2025 and 2024, employee welfare contribution expenses amounted to approximately $$22,681 and nil, respectively.

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

Rental income

The Company subleased portion of its offices area, warehouse and parking lots to third parties and related parties. The Company recognizes rental income over the sublease period. For the three months ended March 31, 2025 and 2024, the Company recognized rental income amounted to $95,279 and $99,004, respectively. For the nine months ended March 31, 2025 and 2024, the Company recognized rental income amounted to $283,573 and $179,687, respectively.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic No. 740, Accounting for Uncertainty in Income Taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of March 31, 2025 and June 30, 2024, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to includes penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Foreign currency transactions

Our reporting currency is the U.S. dollar. The functional currency of our operations, except for Lakeside Sichuan and Hupan Pharmaceutical, is the U.S. dollar. The functional currency of Lakeside Sichuan and Hupan Pharmaceutical is the RMB. The assets, liabilities, revenues, and expenses of Lakeside Sichuan and Hupan Pharmaceutical are remeasured in accordance with ASC 830. For the period ended March 31, 2025, assets and liabilities of Lakeside Sichuan and Hupan Pharmaceutical are translated into U.S. dollars based upon exchange rates prevailing at the end of each period. Revenues and expenses of Lakeside Sichuan and Hupan Pharmaceutical are translated at average exchange rates during the reporting period. The resulting translation adjustment is included in accumulated other comprehensive loss.

The following table outlines the currency exchange rates that were used in creating the condensed consolidated financial statements in this report:

March 31, 2025
Balance sheet items, except for equity accounts	US$1=RMB 7.2567
Items in the statements of income and cash flows	US$1=RMB 7.2080

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

The Company estimates credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash, accounts receivable, contract assets, other receivable, loan receivable balance from a third party and amounts due from related parties. The Company has designed their credit policies with an objective to minimize their exposure to credit risk.

The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains majority of bank accounts in mainland China, where there is a RMB 500,000 deposit insurance limit for a legal entity’s aggregated balance at each bank. As of March 31, 2025 and June 30, 2024, three bank account exceeded the insured limit. To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the mainland China.

The Company also has the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of March 31, 2025 and June 30, 2024, no bank balance exceeded the insured limit. To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the United States.

The Company has adopted a credit policy of dealing with creditworthy counterparties to mitigate the credit risk from defaults. The management team conducts credit evaluations of its customers, and generally does not require collateral or other security from them. The Company establishes an accounting policy to provide for allowance for credit loss based on the individual customer’s financial condition, credit history, and the future economic conditions. Due from related parties’ balances and loan receivable balance from a third party are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. As of March 31, 2025 and June 30, 2024, none of the Company’s due from related parties and loan receivable balance from a third party are impaired.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentrations and risks (cont.)

b.	Foreign exchange risk

Our subsidiaries in PRC have functional currency in RMB. PRC subsidiaries’ expense transactions are denominated in RMB and their assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the Chinese Yuan against the U.S. dollar is affected by the changes in China and United States economic conditions. We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge exposure to such risk. Also, considering the volume of its business, the impact of foreign exchange risk is limited.

c.	Interest rate risk

The interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. Our exposure to interest rate risk primarily relates to the interest rates from our lessors and our private lenders. The shareholder loans bear no interest. We have not been exposed to material risks due to the fact that our leasing obligations’ interest rates and private loan’s interest are fixed at commence date of the leases and loans and we have not used any derivative financial instruments to manage our interest risk exposure. However, we cannot provide assurance that we will not be exposed to material risks due to changes in market interest rate in the future.

d.	Liquidity risk

Liquidity risk arises through the excess of financial obligations over available financial assets due at any point in time. Our objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet our liquidity requirements at any point in time. The Company monitors and analyzes its cash flow position, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. The Company typically funds the working capital needs primarily from operations, loans, as well as shareholder advances to the Company.

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recent accounting pronouncements (cont.)

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income tax paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in the Company’s condensed consolidated financial statements, once adopted.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of income (loss) and comprehensive income (loss) and statements of cash flows.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	March 31, 2025	June 30, 2024
Accounts receivable – third-party customers	$1,455,249	$2,122,107
Less: allowance for credit loss – third-party customers	(57,750)	(39,955)
Accounts receivable from third-party customers, net	$1,397,499	$2,082,152

Accounts receivable – related party customers	$310,632	$777,396
Less: allowance for credit loss – related party customers	(4,337)	(14,111)
Total accounts receivable, net	$306,295	$763,285

Approximately $0.2 million or 69.7% of the accounts receivable from related party customers have been collected as of the report date.

Approximately $1.1 million or 78.3% of the accounts receivable from third party customers have been collected as of the report date.

The movement of allowance for credit loss for the nine months ended March 31, 2025 and the year ended June 30, 2024 is as follows:

	March 31, 2025	June 30, 2024
Beginning balance	$54,066	$25,909
Addition of provision	8,021	28,157
Ending balance	$62,087	$54,066

The Company recorded addition of allowance for credit loss of $6,065 and reversal of allowance for credit loss of $27,393 for the three months ended March 31, 2025 and 2024, respectively. The Company recorded addition of allowance for credit loss of $8,021 and $22,198 for the nine months ended March 31, 2025 and 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 — INVENTORIES, NET

Inventories, net consists of the following:

	March 31, 2025	June 30, 2024
Finished goods	$216,489	$-
Less: inventory allowance	-	-
Inventories, net	$216,489	$-

NOTE 5 — LOAN TO A THIRD PARTY

On October 8, 2024, the Company entered into a loan agreement with a third party for a principal amount up to $2 million at a fixed interest rate of 4.35% per annum with a maturity date of twelve months. There is no pledge and guarantee from the third party and the loan is on demand and can be called by the Company. The loan balance was $573,546, including interest income receivable of $11,645, as of March 31, 2025.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2025	June 30, 2024
Furniture and Fixtures	$61,159	$49,887
Machinery equipment	286,811	281,230
Vehicles	455,882	324,267
Software	5,317	-
Leasehold improvement	266,194	82,050
Subtotal	1,075,363	737,434
Less: accumulated depreciation	(541,370)	(392,551)
Property and equipment, net	$533,993	$344,883

Depreciation expense recorded in general and administrative expense was $35,609 and $17,995 for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense recorded in cost of revenue was $26,113 and $18,165 for the three months ended March 31, 2025 and 2024, respectively.

Depreciation expense recorded in general and administrative expense was $86,413 and $53,985 for the nine months ended March 31, 2025 and 2024, respectively. Depreciation expense recorded in cost of revenue was $62,441 and $54,493 for the nine months ended March 31, 2025 and 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 — INTANGIBLE ASSETS, NET

Net intangible assets consists of the following:

	March 31, 2025	June 30, 2024
License	$418,867	$-
Less: accumulated amortization	(32,056)	-
Intangible asset, net	$386,811	$-

On November 5, 2024, the Company purchased a license of pharmaceutical distribution in Mainland China through its acquisition of 100% equity interest in Hupan Pharmaceutical. The Company recognized the distribution license as an intangible asset of $418,867 based on the assessment of fair value at the purchase date (see Not 21), adjusted by deferred taxes recorded on temporary book/tax differences in an asset acquisition using the simultaneous equations method. The transaction was closed on November 21, 2024. No impairment expense was recognised for the three and nine months ended March 31, 2025 and 2024, respectively. Amortization expense of $32,056 and $32,056 was recognised for the three and nine months ended March 31, 2025, respectively.

NOTE 8 — LEASES

The Company has multiple lease agreements for warehouses, warehouse machinery and equipment and offices. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of March 31, 2025 and June 30, 2024, balance of lease liabilities was $4,205,176 and $3,693,211, respectively. The Company recognized additional operating lease liabilities of $511,965 as result of entering into three new operating lease agreements for the nine months ended March 31, 2025. The ROU asset was recognized at the discount rate of 10.25% for one lease with a lease term of 1.6 years in the U.S., 4.42% for another lease with a lease term of 2 years in China and 4.42% for another lease with a lease term of 5 years in China, resulting in a total of $1,447,494 on the commencement date.

As of March 31, 2025, the Company recognized additional finance lease liabilities of $66,189 as result of entering into two new finance lease agreements for the nine months ended March 31, 2025. The ROU asset was recognized at the discount rate of 9.75% and 10.75% for both two leases with a lease term of 5 years in the U.S., resulting in a total of $89,003 on the commencement date.

Total operating lease expenses on offices, warehouses, and warehouse equipment for the three months ended March 31, 2025 and 2024 were $526,685 and $219,571, respectively. Total operating lease expenses on offices, warehouses, and warehouse equipment for the nine months ended March 31, 2025 and 2024 were $1,515,688 and $658,713, respectively.

Total finance lease expenses on warehouse machinery and equipment for the three months ended March 31, 2025 and 2024 were $10,613 and $8,756, respectively. Depreciation of finance lease right-of-use assets were $8,600 and $8,756 for the three months ended March 31, 2025 and 2024, respectively.

Total finance lease expenses on warehouse machinery and equipment for the nine months ended March 31, 2025 and 2024 were $28,044 and $23,854, respectively. Depreciation of finance lease right-of-use assets were $24,081 and $22,548 for the nine months ended March 31, 2025 and 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 — LEASES (cont.)

The following table includes supplemental cash flow and non-cash information related to leases:

	For the nine months ended March 31,
	2025	2024
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,151,931	$606,756
Operating cash flows from finance leases	$3,963	$1,306
Financing cash flows from finance leases	$22,814	$21,485
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$89,003	$19,982
Operating lease liabilities	$1,447,494	$—

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases is as follows:

	Mar 31, 2025	June 30, 2024
Weighted-average remaining lease term (years):
Operating lease	2.7 years	3.05 years
Finance lease	3.36 years	1.31 years

Weighted average discount rate:
Operating lease	7.10%	6.30%
Finance lease	9.21%	6.51%

The following is a schedule of maturities of operating and finance lease liabilities as of March 31, 2025:

Operating leases

Twelve months ending March 31,	Repayment
2026	$2,595,757
2027	718,284
2028	588,257
2029	609,985
2030	131,715
Total future minimum lease payments	4,643,998
Less: imputed interest	(438,822)
Total operating lease liabilities	$4,205,176

Financing leases

Twelve months ending March 31,	Repayment
2026	$55,477
2027	27,189
2028	21,656
2029	21,656
2030	12,632
Total future minimum lease payments	138,610
Less: imputed interest	(17,342)
Total finance lease liabilities	$121,268

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 — ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables comprise the following amounts relating to the operation of the Company

	March 31, 2025	June 30, 2024
Credit card payables	$381,829	$235,673
Payroll liabilities	301,208	120,379
Accrued expense (a)	430,390	435,019
Other payables (b)	335,161	544,733
Total	$1,448,588	$1,335,804

Note	(a):	The balance mainly consists of accrued interest of $210,171 and $175,019 and accrued professional fee of $220,219 and $260,000 as of March 31, 2025 and June 30, 2024, respectively.

(b):	The balance mainly consists of payable related to initial offering cost of nil and $541,819 as of March 31, 2025 and June 30, 2024, respectively.

NOTE 10 — LOANS PAYABLE

The Company obtained multiple loans to finance the purchase of vehicles and warehouse machinery and obtained other loans to support its working capital needs.

The loan balance consists of the following:

	March 31, 2025	June 30, 2024
Equipment loans	$46,850	$84,357
Vehicle loans	200,433	146,283
Other loans	526,908	652,697
Total	774,191	883,337
Less: loan payable, current	(617,682)	(746,962)
Loan payable, non-current	$156,509	$136,375

Equipment loans

On December 7, 2020, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $48,033 at a fixed interest rate of 3.99% per annum with a maturity date of December 1, 2025. The loan balance was $7,829 and $15,427 as of March 31, 2025 and June 30, 2024, respectively.

On March 9, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $12,700 at a fixed interest rate of 3.99% per annum with a maturity date of July 6, 2025. The loan balance was $1,137 and $3,642 as of March 31, 2025 and June 30, 2024, respectively.

On April 7, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $12,700 at a fixed interest rate of 3.99% per annum with a maturity date of July 6, 2025. The loan was guaranteed by Mr. Henry Liu, the CEO. The loan balance was $1,137 and $3,642 as of March 31, 2025 and June 30, 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 — LOANS PAYABLE (cont.)

On June 4, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $26,800 at a fixed interest rate of 3.79% per annum with a maturity date of June 3, 2025. The loan balance was $1,797 and $7,085 as of March 31, 2025 and June 30, 2024, respectively.

On June 14, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $20,724 at a fixed interest rate of 6% per annum with a maturity date of August 06, 2024. The loan balance was nil and $1,252 as of March 31, 2025 and June 30, 2024, respectively.

On July 13, 2021, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $8,465 at a fixed interest rate of 6% per annum with a maturity date of June 30, 2024. The loan balance was nil and $256 as of March 31, 2025 and June 30, 2024, respectively.

On September 28, 2021, the Company entered into another equipment loan with Toyota Commercial Finance for a principal amount of $23,600 at a fixed interest rate of 3.54% per annum with a maturity date of June 30, 2024. The loan balance was nil and $690 as of March 31, 2025 and June 30, 2024, respectively.

On February 21, 2023, the Company entered into an equipment loan with Toyota Commercial Finance for a principal amount of $29,705 at a fixed interest rate of 7.90% per annum with a maturity date of February 20, 2027. The loan balance was $15,401 and $20,823 as of March 31, 2025 and June 30, 2024, respectively.

On June 10, 2021, the Company entered into an equipment loan with Amur Equipment Finance for a principal amount of $41,239 at a fixed interest rate of 13.92% per annum with a maturity date of June 9, 2026. The loan is personally guaranteed by Henry Liu, the CEO. The loan term was 5 years. The loan balance was $12,113 and $18,972 as of March 31, 2025 and June 30, 2024, respectively.

On September 9, 2021, the Company entered into an equipment loan with Hatachi Capital America Corp. for a principal amount of $28,450 at a fixed interest rate of 9.49% per annum with a maturity date of March 15, 2026. The loan balance was $7,436 and $12,569 as of March 31, 2025 and June 30, 2024, respectively.

The Company made the total principal repayments of $11,984 and $16,052 in connection with the above equipment loans during the three months ended March 31, 2025 and 2024, respectively. Interest expenses for the above-mentioned equipment loans amounted to $1,200 and $2,162 during the three months ended March 31, 2025 and 2024, respectively.

The Company made the total principal repayments of $37,507 and $47,958 in connection with the above equipment loans during the nine months ended March 31, 2025, and 2024, respectively. Interest expenses for the above-mentioned equipment loans amounted to $4,256 and $7,267 during the nine months ended March 31, 2025 and 2024, respectively.

Vehicle loans

On May 20, 2020, the Company entered into a vehicle loan with BMW Financial Services for a principal amount of $77,844 at a fixed interest rate of 0.9% per annum with a maturity date of June 4, 2025. The loan balance was $3,974 and $15,853 as of March 31, 2025 and June 30, 2024, respectively.

On July 29, 2021, the Company entered into a vehicle loan with AutoNation Honda O’Hare for a principal amount of $41,851 at a fixed interest rate of 1.90% per annum with a maturity date of August 10, 2025. The loan was guaranteed by Mr. Henry Liu, the CEO. The loan balance was $4,507 and $12,540 as of March 31, 2025 and June 30, 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 — LOANS PAYABLE (cont.)

On June 3, 2022, the Company entered into a vehicle loan with Tesla, Inc. for a principal amount of $101,050 at a fixed interest rate of 3.24% per annum with a maturity date of June 18, 2027. The loan balance was $47,529 and $62,630 as of March 31, 2025 and June 30, 2024, respectively.

On January 23, 2023, the Company entered into a vehicle loan with Tesla, Inc. for a principal amount of $68,540 at a fixed interest rate of 5.34% per annum with a maturity date of February 9, 2029. The loan balance was $47,277 and $55,259 as of March 31, 2025 and June 30, 2024, respectively.

On October 4, 2024, the Company entered into a vehicle loan with Tesla, Inc. for a principal amount of $ 102,235 at a fixed interest rate of 9.14% per annum with a maturity date of October 18, 2030. The loan balance was $ 97,146 and $nil as of March 31, 2025 and June 30, 2024, respectively.

The Company made the total principal repayments of $17,731 and $14,042 in connection with the above vehicle loans during the three months ended March 31, 2025 and 2024, respectively. Interest expenses for the above-mentioned above vehicle loans amounted to $3,383 and $1,500 during the three months ended March 31, 2025 and 2024, respectively.

The Company made the total principal repayments of $48,085 and $41,843 in connection with the above vehicle loans during the nine months ended March 31, 2025 and 2024, respectively. Interest expenses for the above-mentioned equipment loans amounted to $7,827 and $4,783 during the nine months ended March 31, 2025 and 2024, respectively.

Other loans

	March 31, 2025	June 30, 2024
Loan A	$120,000	$150,000
Loan B	—	200,000
Loan C	50,000	50,000
Loan D	115,000	175,000
Loan E	23,303	77,697
Loan F	87,500	—
Loan G	31,130	—
Loan H	99,975	—
Total	$526,908	$652,697

(a)	The Company entered a loan of $300,000 with an unrelated party on March 1, 2022. The loan is unsecured, with a fixed interest of 15% per annum and payable on monthly basis, for 6 months period and matured on September 1, 2022. On September 1, 2022, both parties agreed to extend the loan’s principal payment term to on demand. The Company has made repayment of $30,000 during the nine months ended March 31, 2025.

(b)	The Company entered a loan of $200,000 with an unrelated party on July 26, 2021. The loan is unsecured, with no interest bearing for 6 months period and matured on January 25, 2022. The Company paid a principal of $100,000 during the year ended June 30, 2021 and both parties agreed to extend the remaining principal balance of $100,000 payment term to on demand. On April 8, 2024, the Company entered another loan of $100,000 with the same party. The loan is unsecured, with no interest bearing for a 6-month period and matured on September 7, 2024. The Company has made repayment of $200,000 during the nine months ended March 31, 2025.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 — LOANS PAYABLE (cont.)

(c)	The Company entered a loan agreement of $50,000 with an employee on October 27, 2021. The loan is non-interest bearing, for a 12-month period, and matured on October 26, 2022.

On October 26, 2022, both parties agreed to extend the loan term to on demand.

(d)	The Company entered a loan agreement of $100,000 with an unrelated party on July 3, 2023. The loan is non-interest bearing, for a 6-month period.

On April 10, 2024, the Company entered another loan agreement of $75,000 with same party. The loan is non-interest bearing, for a 6-month period, and matured on September 9, 2024.

The Company made repayment of $60,000 during the nine months ended March 31, 2025. Both parties agreed to extend the remaining principal balance of $115,000 payment term to on demand.

(e)	The Company entered a loan of $125,000 with an unrelated party on August 17, 2023. The loan is personally guaranteed by Henry Liu, the CEO, with a fixed interest of 16.00% per annum for 24 months period and matured on August 16, 2025. The monthly payment is $6,120 blending of interest and principal.

(f)	On October 16, 2024, the Company entered a loan of $150,000 with an unrelated party. The loan is personally guaranteed by Henry Liu, the CEO, with a fixed interest of 33.37% per annum and payable on monthly basis, for 12 months period and matured on October 16, 2025. The monthly payment is $16,250 for the first six months and $13,250 for the remaining six months blending of interest and principal.

(g)	The Company entered a loan of $45,000 with an unrelated party on November 5, 2024. The loan is personally guaranteed by Henry Liu, the CEO, with a fixed interest of 24.16% per annum and payable on monthly basis, for 12 months period and matured on November 5, 2025. The monthly payment is $4,259 blending of interest and principal.

(h)	The Company entered a loan of $99,975 with an unrelated party on January 21, 2025. The loan is unsecured, with no interest bearing for 6 months period and matured on July 21, 2025.

The Company made the total principal repayments of $80,851 and $108,362 in connection with the above other loans during the three months ended March 31, 2025 and 2024, respectively. Interest expenses for the above-mentioned other loans amounted to $25,808 and $17,547 during the three months ended March 31, 2025 and 2024, respectively. The Company made the total principal repayments of $420,765 and $150,620 in connection with the above other loans during the nine months ended March 31, 2025 and 2024, respectively. Interest expenses for the above-mentioned other loans amounted to $63,872 and $59,998 for the nine months ended March 31, 2025 and 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 — LOANS PAYABLE (cont.)

The repayment schedule for the Company’s loans is as follows:

Twelve months ending March 31,	Vehicle loans	Equipment loans	Others	Total
2026	$66,154	39,114	539,275	644,543
2027	57,636	10,838	—	68,474
2028	41,176	—	—	41,176
2029	34,571	—	—	34,571
2030	22,283	—	—	22,283
2031	13,000	—	—	13,000
Total undiscounted borrowings	234,820	49,952	539,275	824,047
Less: imputed interest	(34,387)	(3,102)	(12,367)	(49,856)
Total	$200,433	46,850	526,908	774,191

NOTE 11 — LOAN FROM A RELATED PARTY

On March 1, 2025, the Company entered into a loan agreement with a related party for a principal amount up to $124,176, bearing interest at a fixed interest rate of 7.79% per annum, with a maturity date of March 1, 2028. There is no pledge and guarantee from the third part. The loan balance was $124,176 and nil as of March 31, 2025 and June 30, 2024, respectively, and interest expense in connection with the loan for the three and nine months ended March 31, 2025 was nil for both periods.

NOTE 12 — CONVERTIBLE NOTES

On March 5, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor (the “Investor”).

Under the Securities Purchase Agreement, the Company agreed to issue 7% original issue discount secured convertible promissory notes (“Notes”) in the aggregate principal amount of up to $4.5 million and accompanying Warrants (as defined below), in up to three separate tranches that are each subject to certain closing conditions (the “Financing”). On March 5, 2025, the initial closing of the first tranche (the “First Closing of First Tranche”) occurred, pursuant to which the Company issued to the Investor a Note in a principal amount of $1,000,000 (the “First Tranche”). For the subsequent closing of the first tranche, the Investor agreed to purchase an additional Note in the principal amount of $500,000, subject to the satisfaction of certain closing conditions including the Equity Conditions (as defined in the Securities Purchase Agreement), after a resale Registration Statement on Form S-3 or S-1 (the “Resale Registration Statement”) has been declared effective by the Securities and Exchange Commission (the “Commission”) for the registration of common stock of the Company (the “Common Stock”) issuable upon conversion of the Notes and the Warrants (as defined below). The Company and the Investor may also, pursuant to the Securities Purchase Agreement, choose to consummate a second tranche and a third tranche of financing, subject to certain closing conditions.

Pursuant to the Securities Purchase Agreement, the Company agreed to issue, upon the consummation of the closing of each tranche, common stock purchase warrants (“Warrants”) to the Investor, in each case to purchase a number of shares of common stock determined by dividing 40% of the applicable principal amount of the corresponding Note by the VWAP (as defined in the Securities Purchase Agreement) immediately prior to the applicable closing date. In the First Closing of the First Tranche, the Company issued Investor Warrants to purchase 318,827 shares of common stock at an initial exercise price of $1.9098 per share, subject to certain adjustments set forth therein.

The Note is convertible into Common Stock at an initial conversion price of $1.9098, subject to certain adjustments (the “Conversion Price”), provided that the Conversion Price shall not be reduced below $0.234 (the “Floor Price”). The Note does not bear any interest absent an Event of Default (as defined in the Note) and matures on June 5, 2026. Commencing on the earlier of (i) the 60-day anniversary after the date hereof and (ii) the date on which the first Resale Registration Statement shall have been declared effective by the Commission, the Company is required to pay to the Investor the outstanding principal balance under the Note in monthly installments, on such date and each one (1) month anniversary thereof, in an amount equal to 105% of the total principal amount multiplied by the quotient determined by dividing one by the number of months remaining until the maturity date of the Note, until the outstanding principal amount has been paid in full or, if earlier, upon acceleration, conversion or redemption of the Note in accordance with its terms. All monthly payments are payable by the Company, in cash, provided that under certain circumstances, as provided in the Note, the Company may elect to pay in common stock. At any time after the original issuance date, the Note shall be convertible (in whole or in part) at the option of the Investor into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing (x) that portion of the outstanding Principal and any accrued and unpaid interest thereon that Invest elects to convert by (y) the Applicable Conversion Price then in effect on the date.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 — CONVERTIBLE NOTES (cont.)

The Company evaluated the loan portion of the Note and the accompanying warrant under the guidance of ASC 470-20, “Debt with Conversion and Other Options,” and ASC 815, “Derivatives and Hedging.” The Company determined that the warrant met the criteria for equity classification under ASC 815-40. Accordingly, the fair value of the warrant was recorded as a component of additional paid-in capital on the issuance date.

The Company also evaluated the conversion feature embedded in its convertible note under ASC 815 and determined that embedded derivative is clearly and closely related to its host contract as its indexed to the Company's stock price and its underlying economic characteristics and risks. As such, bifurcation of the conversion feature as a derivative was not required. The Company accounted for the Note as a liability under ASC 470-20. The Note is subsequently accounted for at amortized cost in accordance with the interest method under ASC 835-30.

The debt discount and issuance cost will be amortized to interest expense over the term of the Note using the effective interest method.

On the issuance date, the fair value of note payable with conversion feature was estimated using discounted cash flow method with a discount rate of 30% for note payable without conversion feature and Black-Scholes pricing model for the embedded conversion feature. The fair value of warrants was estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying share of $1.21, risk free rate of 4.08%, expected term of 5 years; exercise price of the warrants of $1.9098, volatility of 120.4%; and expected future dividends of nil. The aggregate fair value of the debt and equity components exceeded the face value of the Note. Accordingly, the Company allocated the proceeds based on the relative fair value method. The note also included an original issue discount and incurred total debt issuance costs, which were allocated to the note payable and warrants on the relative fair value basis in accordance with ASC 835-30 and ASC 470-20. The debt discount and issuance cost will be amortized to interest expense over the term of the Convertible Bonds using the effective interest method.

The Company recorded a relative fair value of note payable of $774,033 and relative fair value of warrants of $225,967 on issuance date. After allocating the proceeds of the liability and equity component, the Company allocated $244,488 initial purchaser’s discount and debt issuance cost of $70,000 and $174,488, respectively. The initial purchaser’s discount and debt issuance costs primarily consisted of underwriting fees , lawyers fee, investor legal fee, auditor fee and SEC registration fee. These costs were allocated to the debt and equity component based on the allocation of the proceeds as follows:

	Amount	Equity Component	Debt Component
Initial purchaser’s debt discount	$70,000	$15,818	$54,182
Debt issuance cost	174,488	39,428	135,060
Total	$244,488	$55,246	$189,242

The portion allocated to debt component is amortized to interest expense using the effective interest method over the effected life of the Notes, or approximately 15 months term. The effective interest rate on the liability component of the Notes for the period from date of issuance is 95.52% , which remains unchanged from the date of issuance.

March 31, 2025
Long Term Debt
Outstanding principal	$774,033
Unamortized Initial Purchaser’s debt discount and debt issuance cost	(164,725)
Accrued interest	16,025
Net carry amount	$625,333

Convertible note, current	$484,541
Convertible note, non-current	140,792
Total	$625,333

The Company recognized interest expense of $40,541 and $40,541 for the three and nine months ended March 31, 2025, which includes $24,517 related to the amortization of the debt discount.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 — GENERAL AND ADMINISTRATIVE EXPENSES

	For the nine months ended March 31,
	2025	2024
Payroll expense	$2,482,917	$1,646,558
Staff benefit expense	423,465	321,229
Professional expense	792,984	56,400
Travelling and entertainment	451,459	159,916
Office expense	358,638	259,750
Lease expense	248,398	57,286
Insurance	190,154	20,001
Other expense	146,234	72,107
Repair and maintenance	102,040	110,224
Depreciation expense	86,413	53,985
Advertising	95,485	27,329
Motor expense	13,341	17,415
Bank charges	2,703	1,111
Management fee	3,111	—
Amortization	32,056	—
Total	$5,429,398	$2,803,311

	For the three months ended March 31,
	2025	2024
Payroll expense	$770,807	$624,230
Staff benefit expense	145,462	122,312
Professional expense	236,858	24,063
Travelling and entertainment	39,810	—
Other expense	46,821	17,632
Office expense	103,617	95,586
Lease expense	96,592	19,095
Insurance	65,023	13,053
Repair and maintenance	28,548	19,997
Depreciation expense	35,609	17,995
Advertising	72,715	3,000
Motor expense	3,616	5,048
Bank charges	823	470
Amortization	32,056	—
Management fee	1,982	—
Total	$1,680,339	$962,481

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follows:

Name of Related Party	Relationship with the Company
Mr. Henry Liu	CEO, and an ultimate shareholder of the Company
Mr. Shuai Li	President, and an ultimate shareholder of the Company
Weship Transport Inc. (“Weship”)	Controlled by Mr. Henry Liu
American Bear Logistics (Wuhan) Co., Ltd. (“ABL Wuhan”)	The Company owns 5% of equity interest
American Bear Logistics (Shenzhen) Co., Ltd. (“ABL Shenzhen”)	100% owned subsidiary of ABL Wuhan
LLL Intermodal Inc. (“Intermodal”)	Controlled by Mr. Henry Liu
ABL LAX LLC. (“ABL LAX”)	Controlled by Mr. Henry Liu and Mr. Shuai Li

a)	Summary of balances with related parties

Due from related parties consists of mainly the accumulated rent, storage fees and the salaries of contractors charged from the following parties:

	March 31, 2025	June 30, 2024
Due from Weship	$635,139	$422,742
Due from Intermodal	89,855	18,537
Due from ABL LAX	131,576	—
Total	$856,570	$441,279

The Company has collected approximately $26,447 from Weship and $1,332 from ABL LAX as of the report date, and is planning to collect the remaining receivable balance from three related parties by the end of June 2025.

b)	Summary of balances payable to related parties

	March 31, 2025	June 30, 2024
Account payable to Weship	$24,145	$175,172
Account payable to ABL Wuhan	25,970	52,000
Account payable to Intermodal	18,780	550
Total	$68,895	$227,722

c)	Summary of balances receivable from related parties

	March 31, 2025	June 30, 2024
Accounts receivable from Weship	$7,385	$32,435
Accounts receivable from ABL Shenzhen	147,336	—
Accounts receivable from ABL Wuhan	155,911	744,961
Total	$310,632	$777,396

The Company has collected approximately $0.2 million from the related parties as of the report date.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 — RELATED PARTY TRANSACTIONS (cont.)

d)	Summary of related parties’ transactions

	For the three months ended March 31,
	2025	2024
Revenue from Weship (a)	$3,579	$29,295
Revenue from ABL Wuhan (a)	$245,006	$613,742
Revenue from ABL Shenzhen (a)	$199,775	$—
Cost of revenue charged by Weship (b)	$146,650	$297,769
Rental income from Weship (c)	$76,629	$91,063
Rental income from Intermodal (d)	$11,963	$—
Cost of revenue charged by Intermodal (e)	$153,324	$131,199
Cost of revenue charged by ABL Wuhan (f)	$62,620	$18,000

	For the nine months ended March 31,
	2025	2024
Revenue from Weship (a)	$5,341	$57,362
Revenue from ABL Wuhan (a)	$692,212	$1,010,271
Revenue from ABL Shenzhen (a)	$507,801	—
Cost of revenue charged by Weship (b)	$661,763	$1,061,960
Rental income from Weship (c)	$255,483	$147,447
Rental income from Intermodal (d)	$11,963	$—
Cost of revenue charged by Intermodal (e)	$494,333	$378,160
Cost of revenue charged by ABL Wuhan (f)	$127,548	$29,725

During the three and nine months ended March 31, 2025 and 2024, the Company had the following transactions with its related parties — Weship, ABL Wuhan, ABL Shenzhen and Intermodal

(a)	The Company provides logistic forwarding services to Weship, ABL Wuhan and ABL Shenzhen and charges Weship, ABL Wuhan and ABL Shenzhen at its regular market rate for the services provided.

(b)	Weship is one of the Company’s vendors for truck delivery service.

(c)	The Company subleased portion of its warehouse space to Weship for rental income. The Company subleased its warehouse in Chicago to Weship in July 2023 and again for the period from January 2024 to March 2025.

(d)	The Company subleased portion of its warehouse space to Intermodal for four months and another warehouse for twelve months.

(e)	Intermodal is one of the Company’s vendors for truck delivery service.

(f)	ABL Wuhan provides labor force and certain cross-border freight consolidation and forwarding services and is one of our cross-border freight consolidation and forwarding service providers.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 — RELATED PARTY TRANSACTIONS (cont.)

e)	Due to shareholders

	March 31, 2025	June 30, 2024
Due to shareholders, end	$—	$(1,018,281)

The balance with the shareholders is unsecured, interest free, and due on demand. The Company had balance of due to shareholder Henry Liu of nil and $986,923 and Shuai Li of nil and $31,358 as of March 31, 2025 and June 30, 2024, respectively.

f)	Dividend payable to shareholders

	March 31, 2025	June 30, 2024
Dividend payable to Mr. Henry Liu	$—	$(27,056)
Dividend payable to Mr. Shuai Li	—	(71,794)
Total	$—	$(98,850)

No non-taxable dividend was declared to shareholders for the three and nine months ended March 31, 2025. As of March 31, 2025, dividends payable of $98,850 were offset against balances due from shareholders.

g)	Salaries and employee benefits paid to major shareholders

	For the three months ended March 31,
	2025	2024
Mr. Henry Liu	$19,707	$25,318
Mr. Shuai Li	22,584	29,009
Total	$42,291	$54,327

	For the nine months ended March 31,
	2025	2024
Mr. Henry Liu	$53,492	$80,713
Mr. Shuai Li	61,299	85,217
Total	$114,791	$165,930

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 — TAXES

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

In conjunction with the termination of the Subchapter S corporation status, the C Corporation deferred tax assets and liabilities were estimated for future tax consequences attributable to difference between the financial statement carrying amounts of the Company’s existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities were measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized as a $17,894 increase to the net deferred tax assets to $50,877 and an increase to the provision for income taxes of $17,894 during the nine months ended March 31, 2024.

As of March 31, 2025 and June 30, 2024, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the period ended March 31, 2025 and 2024, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods.

The provision for income tax for the nine months ended March 31, 2025 and 2024 consists of the following:

	For the nine months ended March 31,
	2025	2024
Current income tax expense	$26,608	$94,471
Deferred income tax expense	81,567	18,370
Deferred state tax adjustment – change of tax rates	—	17,894
Total income tax expense	$108,175	$130,735

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 — TAXES (cont.)

The following table reconciles the statutory tax rate to the Company’s effective tax the nine months ended March 31, 2025 and 2024:

	For the nine months ended March 31,
	2025	2024
Loss before tax	$(4,244,848)	$(99,558)
Statutory state tax rate	21%	21%
Income tax recovery at the federal statutory rate	(891,418)	(20,907)
Illinois state tax/PET tax recovery	(270,536)	21,682
Illinois replacement tax recovery	(96,620)	7,743
Non-deductible expense	21,153	—
Change in valuation allowance	1,360,798	—
Tax benefit as S corporate	—	65,045
Tax effect on other tax jurisdiction	(15,202)	57,172
Total income tax expense	$108,175	$130,735

The provision for income tax for the three months ended March 31, 2025 and 2024 consists of the following:

	For the three months ended March 31,
	2025	2024
Current income tax expense	$26,608	$94,471
Deferred income tax expense	(8,014)	10,139
Total income tax expense	$18,594	$104,610

The following table reconciles the statutory tax rate to the Company’s effective tax the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
(Loss) income before tax	$(1,052,202)	$117,378
Statutory state tax rate	21%	21%
Income tax (recovery) expense at the federal statutory rate	(220,962)	24,649
Illinois state tax/PET tax (recovery) expense	(70,470)	21,682
Illinois replacement tax (recovery) expense	(25,168)	7,743
Non-deductible expense	21,153	—
Change in valuation allowance	312,122	65,045
Tax effect on other tax jurisdiction	1,919	(14,509)
Total income tax expense	$18,594	$104,610

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 — TAXES (cont.)

The Company’s deferred tax assets and liabilities consist of the following:

	March 31, 2025	June 30, 2024
Deferred tax assets:
Allowance for credit loss	$18,937	$16,490
Lease liability – operating	1,201,611	1,126,429
Lease liability – financing	36,987	16,799
Non-capital loss carried forward	1,148,608	-
Valuation allowance	(1,360,798)	-
Total deferred tax assets	$1,045,343	$1,159,718
Deferred tax liabilities:
Right of use assets – operating	(1,014,112)	(1,058,707)
Right of use assets – financing	(31,231)	(11,430)
Intangible asset – license	(96,703)	-
Total deferred tax liabilities	(1,142,046)	(1,070,137)
Deferred tax (liability) assets, net	$(96,703)	$89,581

NOTE 16 — STOCKHOLDERS’ EQUITY

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

As of March 31, 2025 and June 30, 2024, 7,500,000 and 6,000,000 common shares were issued and outstanding, respectively, with par value of $0.0001.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 — STOCKHOLDERS’ EQUITY (cont.)

Additional Paid-in Capital

The Company transferred its accumulated retained earnings as of September 23, 2023 from retained earnings to additional paid-in capital as the original owners’ contribution to the capital of the Company upon the Reorganization and the termination of S corporation for ABL Chicago. For the period ended March 31, 2025, the Company closed its IPO and net proceed from offering, deducted by the IPO deferring cost and par value was transferred to additional paid-in capital.

On the issuance date of the Notes, the Company recorded the relative fair value of the warrant of $170,720 after allocation of discount and issuance cost (see Note12) as a component of additional paid-in capital, using the Black-Scholes pricing model.

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

As of March 31, 2025, 75,000 warrants in connection with IPO funding was outstanding, with an exercise price of $4.5 and remaining life of 4.50 years.

Common stock purchase warrants

Pursuant to the Securities Purchase Agreement, the Company agreed to issue, upon the consummation of the closing of each tranche, common stock purchase warrants (“Warrants”) to the Investor (see Note 12).

As of March 31, 2025, 318,827 warrants in connection with the Notes were outstanding, with an exercise price of $1.9098 and remaining life of 4.93 years.

Statutory reserves

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve as determined pursuant to PRC statutory laws totaled approximately $7,014 and nil as of March 31, 2025 and June 30, 2024, respectively.

NOTE 17 — EARNINGS (LOSS) PER SHARE

For the three and nine months ended March 31, 2025, the Company has no stock option issued and its warrants are considered to be antidilutive. Thus, no impact on diluted earnings per share. For the three and nine months ended March 31, 2024, the Company has no stock options and warrants issued and no impact on diluted earnings per share.

	For the three months ended March 31,
	2025	2024
Net (loss) income attributable to the Company	$(1,070,796)	$12,768
Weighted average number of common shares outstanding – Basic and Diluted	7,500,000	6,000,000
Loss per share – Basic and Diluted	$(0.14)	$—

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 17 — EARNINGS (LOSS) PER SHARE (cont.)

	For the nine months ended March 31,
	2025	2024
Net loss attributable to the Company	$(4,353,023)	$(227,268)
Weighted average number of common shares outstanding – Basic and Diluted	7,500,000	6,000,000
Loss per share – Basic and Diluted	$(0.58)	$(0.04)

NOTE 18 — CONCENTRATIONS RISK

The Company had two and two third-party customers individually generated over 10% of the Company’s total revenue for the nine months ended March 31, 2025 and 2024, respectively. The Company had no and no related-party customer individually generated over 10% of the Company’s total revenue for the nine months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and June 30, 2024, the Company had one and no third-party customers and no and one related-party customer individually represented over 10% of account receivables, respectively.

The Company had no and no third-party suppliers individually represented over 10% of the Company’s cost of revenue for the nine months ended March 31, 2025 and 2024, respectively. The Company had no and no related-party suppliers individually represented over 10% of the Company’s cost of revenue for the nine months ended March 31, 2025 and 2024, respectively. The Company had one and one third-party supplier and no and one related-party supplier represented over 10% of the Company’s accounts payable as of March 31, 2025 and June 30, 2024, respectively.

NOTE 19 — SEGMENT REPORTING

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

Management of the Company concludes that it has two reporting segments listed as below for the nine months ended March 31, 2025. The Company and its subsidiaries are located either in the U.S. or China. The Company is primarily engaged in the business of providing customized cross-border freight solutions in the U.S. and distribution of pharmaceutical products in China.

For the nine months ended March 31, 2024, the Company’s CEO reviews consolidated results when making decisions about allocating resources and assessing performance of the Company, rather than by service types or customer geographic location; hence the Company concluded it has only one reporting segment.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 19 — SEGMENT REPORTING (cont.)

The summary of key information by segments for the nine months ended March 31, 2025 was as follows:

	Cross-border freight solutions (U.S.)	Pharmaceutical distribution (China)	Others	Total for the nine months ended March 31, 2025
Revenue from external customers	$9,559,567	$715,362	$–	$10,274,929
Revenue from related parties	$1,205,354	$–	$–	$1,205,354
Cost of revenue	$10,043,158	$240,966	$–	$10,284,124
Gross profit	$721,763	$474,396	$–	$1,196,159
Depreciation & amortization	$143,702	$37,208	$–	$180,910
Income tax provision	$89,581	$18,594	$–	$108,175
Capital expenditure	$181,963	$155,991	$–	$337,954
Long-lived assets	$4,086,014	$841,336	$–	$4,927,350
Segment assets	$6,622,288	$2,326,550	$990,925	$9,939,763
Segment loss	$(2,823,421)	$(398,645)	$(1,130,957)	$(4,353,023)

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Contractual Commitments

As of March 31, 2025, the Company’s contractual obligations consist of the following:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$4,643,998	$2,595,757	$1,306,541	$741,700	$—
Finance lease obligations	138,610	55,477	48,845	34,288	—
Vehicle loans	234,820	66,154	98,812	56,854	13,000
Equipment loans	49,952	39,114	10,838	—	—
Other loans	539,275	539,275	—	—	—
Convertible note	1,000,000	840,000	160,000	—	—
Loan payable to a related party	124,176	—	124,176	—	—
Total	$6,730,831	$4,135,777	$1,749,212	$832,842	$13,000

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s consolidated financial position or results of operations or liquidity as of March 31, 2025.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 21 — ASSETS ACQUISITION

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

The Company recorded impairment of intangible assets of nil and nil, respectively, for the three and nine months ended March 31, 2025.

NOTE 22 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after March 31, 2025 up through the date the Company issued these condensed consolidated financial statements, and unless disclosed below, there are not any material subsequent events that require disclosure in these condensed consolidated financial statements.

Subsequent closing of the first tranche of the Notes

On April 22, 2025, the subsequent closing of the first tranche (the “Subsequent Closing”) was consummated, pursuant to which the Company issued to the Investor a Note in a principal amount of $500,000 and certain Warrants to purchase 202,082 shares of common stock at an initial exercise price of $1.1929 per share, subject to adjustments in the Warrants. The Note issued in the Subsequent Closing is convertible into Common Stock at an initial conversion price of $1.1929, subject to certain adjustments (the “Conversion Price”), provided that the Conversion Price shall not be reduced below $0.2 (the “Floor Price”). The Note does not bear any interest absent an Event of Default (as defined in the Note) and matures on July 22, 2026.

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

Founded in Chicago, Illinois in 2018, we are an Asian American-owned business rooted in the U.S. with in-depth understanding of both the U.S. and Asian international trading and logistics service markets. Our customers are typically Asia- and U.S.-based logistics service companies serving large e-commerce platforms, social commerce platforms and manufacturers to sell and transport consumer and industrial goods made in Asia into the U.S. Since inception and as of March 31, 2025, we had served over 400 customers to fulfill over 51,500 cross-border supply chain solution orders.

We have established an extensive collaboration network of service providers, including global freight carriers for our cross-border freight consolidation and forwarding services as well as domestic ground transportation carriers for our U.S. domestic transportation services. Since inception and as of March 31, 2025, we had collaborated with almost all major global ocean and air carriers to forward 34,900 TEU of container loads and 63,300 tons of air cargo. As of March 31, 2025, we had also cooperated with over 200 domestic ground transportation carriers, including almost all major U.S. domestic ground transportation carriers, on a long-term, short-term or order basis, as the case may be.

We operate three massive and hyper-busy regional warehousing and distribution centers in the U.S., in Illinois and Texas. With an aggregate gross feet area of approximately 142,484 square feet and 52 docks, our regional warehousing and distribution centers have an aggregate daily floor load of up to 3,000 cubic meters of freight. In addition to our self-operated regional centers, we maintain close contact with over 150 warehouses and distribution terminals in almost all transportation hubs in the U.S. which we have cooperated in the past to support the warehousing and distributing services of our cross-border freight in case such freight requires storage, fulfilment, transloading, palletizing, packaging or distribution in states other than Illinois and Texas. As of March 31, 2025, we had assisted with the customs clearance, in conjunction with our other service offerings, of cross-border freight of an aggregate assessed value of over $50.0 million.

Leveraging our strong cross-border supply chain service capabilities, extensive service provider network of cross-border freight carriers and U.S. domestic ground transportation carriers, massive and hyper-busy regional warehousing and distribution centers as well as deep understanding of the Asian market, we have been able to build up our brand and reputation and have achieved fast growth since our inception. As of March 31, 2025, we had fulfilled over 51,500 cross-border supply chain solution orders for freight of an aggregate assessed value of $1.0 billion, delivered to thousands of business and residential addresses in approximately 48 U.S. states.

During the nine months ended March 31, 2025, we had a new business segment through acquired 100% equity interest of Hupan Pharmaceutical, a comprehensive pharmaceutical distribution and supply chain service provider headquartered in Wuhan, China with verticals in brand promotion and healthcare technology support. We have partnered with some pharmaceutical manufacturers to supply infusion fluids, which are our major pharmaceutical products sold and distributed during this quarter.

For the nine months ended March 31, 2025 and 2024, our total revenues amounted to $11.5 million and $13.5 million, respectively, and our gross profit amounted to $1.2 million and $2.7 million during the same periods, respectively. For the three months ended March 31, 2025 and 2024, our revenues amounted to $3.8 million and $4.5 million, respectively, and our gross profit amounted to negative $0.7 million and $1.0 million during the same periods, respectively.

Key Factors Affecting Our Results of Operations

We believe the most significant factors that affect our business and results of operations include the following:

Our Ability to Expand Our Customer Base

Our results of operations are dependent upon our ability to expand and maintain our customer base. Since inception and as of March 31, 2025, we had served over 400 customers to fulfill over 51,500 cross-border supply chain solution orders. We will continue to expand our customer base to achieve a sustainable business growth. We aim to attract new customers and maintain our existing customers. We plan to improve the quality and expand the variety of our services to obtain more customers.

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

Uncertainty and Impacts on the Recent U.S. Tarriff Policies and Regulations

Our results of operations also depend on our ability to respond with the recent tariff and other restrictions placed on imports. The U.S. government recently increased U.S. special tariffs and proposed amendments to the de minimis rule significantly impacts companies operating in the cross-border freight forwarding industry. The heightened tariffs—particularly those targeting Chinese-origin goods and extending globally—raise the cost of imported goods, prompting clients to reduce shipment volumes, shift sourcing strategies, or consolidate cargo to offset rising expenses. On March 4, 2025, the U.S. imposed 25% tariffs on imports from Mexico and Canada and enacted an extra 10% tariff on Chinese imports, therefore doubling the previously levied tariff from February to an additional 20% on existing tariffs. On March 6, 2025, President Trump announced that the U.S. will pause the 25% tariffs on U.S. imports from Mexico and Canada that are covered under a 2020 United States-Mexico-Canada Agreement, or USMCA, trade agreement until April 2, 2025. Goods that are not covered by the agreement remain subject to tariffs. On April 2, 2025, President Trump announced new tariffs on many U.S. trading partners, including a 34% tax on imports from China, a 20% tax on products from the E.U., and a baseline 10% tax on imports from many countries. These tariffs were in addition to the previous announcements of 25% taxes on auto imports, tariffs implemented against China, Canada and Mexico, and trade penalties on steel and aluminum. However, the 20% charge on imports from China was in addition to the 34% import tax announced. On April 9, 2025, President Trump has increased the tariffs on Chinese imports to a total tariff rate of 145%. This included a 20% "fentanyl tariff" and a 125% "reciprocal tariff" aimed at addressing trade imbalances and other concerns. On April 10, 2025, China raised tariff on all U.S. goods to 84% and further increased to 125% on April 12, 2025. Meanwhile, amendments to the de minimis rule, which previously allowed low-value shipments (under $800) to enter the U.S. duty-free, now impose tighter restrictions, including exclusion of certain countries like China and increased scrutiny or disqualification of bulk shipments. These changes increase customs complexity, slow clearance times, and reduce the volume of low-value parcels traditionally handled by freight forwarders.

In May 2025, the US and China have agreed a truce to lower import taxes on goods being traded between the two countries for 90 days. Under the terms of the agreement, both countries committed to pausing the imposition of new tariffs and partially rolling back existing duties on select goods, primarily in the technology, agricultural, and consumer product sectors. Although the agreement marks a major de-escalation of the trade war between the two countries, there is still a high degree of uncertainty surrounding U.S. tariff policy, how it will be implemented, and how other countries will react to it. It also remains uncertain whether increased tariffs and trade tensions will create further disruptions and uncertainties to the international trade and lead to a downturn to the global economy.

Moreover, increasing trade protectionism may cause an increase in (i) the cost of goods exported from regions globally, particularly from the Asia-Pacific region, (ii) the length of time required to transport goods and (iii) the risks associated with exporting goods. Such increases may further reduce the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs, which could have an adverse impact on our customers’ business, operating results and financial condition and could thereby affect their ability to make timely payments to us and their orders quantity. This could have a material adverse effect on our business, operating results, cash flows and financial condition.

We will continue to actively monitor the situation and actively consider strategic adaptation to maintain service levels and profitability.

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

From December 2024, we started to generate revenues from the distribution of pharmaceutical and medical products. We order from the manufacturer, receive and carry the products at a designated warehouse, and deliver the products to the customers’ warehouses or designated locations.

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

Our cost of revenues from the distribution of pharmaceutical and medical products comprises cost of pharmaceutical products from manufacturers, freight arrangement charges and other overhead costs.

Selling Expenses. Our selling expenses primarily include salaries expense and traveling expense of sales team engaged in developing potential customers and maintaining customer relationships and transportation cost for selling pharmaceutical products.

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

Interest Expenses. Our interest expenses primarily consist of the interest expenses incurred for finance leases, convertible notes, equipment loans, vehicle loans and other loans and interest for late credit card payment.

Income Tax Expenses. Our income tax expenses consist primarily of U.S. federal, state income taxes, replacement tax in the state of Illinois and PRC enterprise income tax.

Results of Operations

The following table summarizes the results of condensed consolidated statements of operations and comprehensive income (unaudited) for the three and nine months ended March 31, 2025 and 2024 in U.S. dollars.

	Nine Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Revenue from cross-border freight solutions – third party	$9,559,567	$12,457,709	$2,857,504	$3,817,726
Revenue from cross-border freight solutions – related parties	1,205,354	1,067,633	448,360	643,037
Revenue from distribution of pharmaceutical products – third parties	715,362	—	497,276	—
Total revenue	11,480,283	13,525,342	3,803,140	4,460,763

Cost of revenue from cross-border freight solutions – third party	8,756,778	9,367,882	2,602,784	3,038,231
Cost of revenue from cross-border freight solutions – related party	1,286,380	1,469,845	365,330	446,968
Cost of revenue from pharmaceutical products – third parties	240,966	—	119,175	—
Total cost of revenue	10,284,124	10,837,727	3,087,289	3,485,199
Gross profit	1,196,159	2,687,615	715,851	975,564

Operating expenses:
Selling expenses	158,118	—	103,630	—
General and administrative expenses	5,429,398	2,803,311	1,680,339	962,481
Loss from deconsolidation of a subsidiary	—	73,151	—	—
Provision (reversal) of allowance for expected credit loss	8,021	22,198	6,065	(27,393)
Total operating expenses	5,595,537	2,898,660	1,790,034	935,088

(Loss) income from operations	(4,399,378)	(211,045)	(1,074,183)	40,476

Other income
Other income, net	310,796	190,887	109,255	102,438
Interest expense	(156,266)	(79,400)	(87,274)	(25,536)
Total other income	154,530	111,487	21,981	76,902

(Loss) income before income taxes	(4,244,848)	(99,558)	(1,052,202)	117,378
Income tax expense	108,175	130,735	18,594	104,610
Net (loss) income	(4,353,023)	(230,293)	(1,070,796)	12,768
Less: net loss attributable to non-controlling interest	—	(3,025)	—	—
Net (loss) income attributable to the Company	(4,353,023)	(227,268)	(1,070,796)	12,768

Other comprehensive (loss) income:
Foreign currency translation (loss) income	(8,603)	3,122	3,583	—
Comprehensive (loss) income	(4,361,626)	(227,171)	(1,067,213)	12,768
Less: comprehensive loss attributable to non-controlling interest	—	(3,119)	—	—
Comprehensive (loss) income attributable to the Company	$(4,361,626)	$(224,052)	$(1,067,213)	$12,768

Loss per share – basic and diluted	$(0.58)	$(0.04)	$(0.14)	$—
Weighted Average Shares Outstanding – basic and diluted	7,500,000	6,000,000	7,500,000	6,000,000

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table summarizes our consolidated results of operations and percentages of certain items in relation to total revenues for the three months ended March 31, 2025 and 2024, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the three months ended March 31,
	2025		2024
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue from cross-border freight solutions
Cross-border ocean freight solutions	$1,278,903	33.6%	$2,116,106	47.4%	$(837,203)	(39.6)%
Cross-border airfreight solutions	2,026,961	53.3%	2,344,657	52.6%	(317,696)	(13.5)%
Subtotal	3,305,864	86.9%	4,460,763	100.0%	(1,154,899)	(25.9)%
Revenue from distribution of pharmaceutical products	497,276	13.1%	-	-	497,276	NA
Total revenues	3,803,140	100.0%	4,460,763	100.0%	(657,623)	(14.7)%

Cost of revenues – cross-border freight solution	2,968,114	78.0%	3,485,199	78.1%	(517,085)	(14.8)%
Cost of revenues – pharmaceutical products	119,175	3.1%	-	-	119,175	NA
Total cost of revenues	3,087,289	81.1%	3,485,199	78.1%	(397,910)	(11.4)%

Gross profit – cross-border freight solution	337,750	10.2%	975,564	21.9%	(637,814)	(65.4)%
Gross profit – pharmaceutical products	378,101	76.0%	-	-	378,101	NA
Total gross profit	$715,851	18.8%	$975,564	21.9%	$(259,713)	(26.6)%

Revenues

Our total revenues from cross-border freight solutions decreased by $1.2 million, or 25.9%, from $4.5 million for the three months ended March 31, 2024, to $3.3 million for the three months ended March 31, 2025. The decrease was primarily driven by a significant decline in volume we handled from our cross-border airfreight solutions.

Revenues from our cross-border ocean freight solutions decreased by $0.8 million, or 39.6%, from $2.1 million for the three months ended March 31, 2024, to $1.3 million for the three months ended March 31, 2025. This reduction was primarily due to a decrease in the volume of cross-border ocean freights processed and forwarded, dropping from 1,355 TEU in the three months ended March 31, 2024, to 1,118 TEU for the three months ended March 31, 2025. Additionally, a slowdown in consumer spending and business investments, impacted by the overall economic downturn, reduced the demand for imported goods, leading to lower container volumes. Furthermore, due to a reduction in market volume and increased competition, the service price charged to customers also decreased.

Revenues from our cross-border airfreight solutions decreased by $0.3 million or 13.5%, from $2.3 million for the three months ended March 31, 2024, to $2.0 million for the three months ended March 31, 2025. The decrease was primarily due to a decrease in the volume of cross-border air freight processed, from approximately 4,040 tons for the three months ended March 31, 2024, to approximately 3,775 tons for the three months ended March 31, 2025. Some of our customers reduced their orders due to the uncertainty in trade policies and higher tariffs since March 4, 2025, leading to a decline in our revenue.

Starting from December 2024, we established a new revenue stream through the distribution of pharmaceutical products. We procured pharmaceuticals—primarily pharmaceutical solutions—directly from manufacturers and supplied them to distributors, hospitals, and clinics. For the three months ended March 31, 2025, our total revenue from pharmaceutical product distribution amounted to $0.5 million. We did not generate any revenue from this segment in the same period of the prior year.

We anticipate further revenue declines in the next quarter due the competitive and uncertain economic environment. In addition to decreasing air freight volumes and new regulations that became effective in May 2025 and aimed at curtailing small-package and low-value shipments from China to the U.S., newly imposed tariffs on Chinese imports introduced in April 2025 are expected to further disrupt cross-border trade. These measures may significantly reduce the volume of goods imported into the U.S. and moving through e-commerce channels due to increased import costs. Despite these headwinds, we remain committed to exploring new customer opportunities while maintaining strong relationships with our existing clients.

Revenues by Customer Geographic

	For the three months ended March 31,
	2025		2024
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue from cross-border freight solutions
Asia-based customers	$2,851,137	75.0%	3,822,169	85.7%	$(971,032)	(25.4)%
U.S.-based customers	454,727	12.0%	638,594	14.3%	(183,867)	(28.8)%
	3,305,864	87.0%	4,460,763	100.0%	(1,154,899)	(25.9)%
Revenue from distribution of pharmaceuticals
Asia-based customers	497,276	13.0%	-	-	497,276	N/A
Total revenues	$3,803,140	100.0%	$4,460,763	100.0%	$(657,623)	(14.7)%

Revenues from cross-border freight solutions for the Asia-based customers decreased by $1.0 million, or 25.4%, from $3.8 million for the three months ended March 31, 2024, to $2.8 million for the three months ended March 31, 2025. Revenues from cross-border freight solutions for the U.S.-based customers decreased by $0.1 million, or 28.8%, from $0.6 million for the three months ended March 31, 2024 to $0.5 million for the same period in 2025.

The decrease in revenues from Asia-based customers for the three months ended March 31, 2025, was contributed by a decrease in shipments volume from Asia-based customers serving large e-commerce platforms due to the discussion on the amendments to the de minimis rule and the imposition of higher tariffs on Chinese goods.

The decrease in revenue from the U.S.-based customers for the three months ended March 31, 2025, compared to the same period in 2024, was primarily driven by concerns over a potential economic downturn and reduced consumer spending power in the U.S., which led to a decrease in shipment volumes.

Our customers for the distribution of pharmaceutical products are based in China, as we specifically target the Chinese market. For the three months ended March 31, 2025, our total revenue from pharmaceutical product distribution amounted to $0.5 million. We did not generate any revenue from this segment in the same period of the prior year.

Cost of Revenues

A breakdown of our cost of revenues for the three months ended March 31, 2025 and 2024 is as follows:

	For the three months ended March 31,		Amount Increase	Percentage Increase
	2025	2024	(Decrease)	(Decrease)
Cost of revenue from cross-border freight solutions
Transportation and delivery costs	$1,144,508	$1,691,940	$(547,432)	(32.4)%
Warehouse service charges	667,073	858,489	(191,416)	(22.3)%
Custom declaration and terminal charges	438,237	513,180	(74,943)	(14.6)%
Freight arrangement charges	102,806	129,580	(26,774)	(20.7)%
Overhead cost	615,490	292,010	323,480	110.8%
Subtotal	2,968,114	3,485,199	(517,085)	(14.8)%
Cost of revenue from distribution of pharmaceuticals
Cost of goods sold	119,175	-	119,175	NA
Total cost of revenue	$3,087,289	$3,485,199	$(397,910)	(11.4)%

Our cost of revenues from cross-border freight solutions decreased by $0.5 million, or 14.8%, from $3.5 million for the three months ended March 31, 2024, to $3.0 million for the three months ended March 31, 2025. The decrease in cost of revenues was mainly due to the combined effects of:

(i)	a decrease in transportation and delivery costs, including trucking, drayage, chassis rental, freight and delivery cost during the three months ended March 31, 2025, which was primarily due to a reduction in delivery service provided to customers. Our transportation and delivery costs decreased more significantly than our revenue decline, due to high inflation in gasoline and labor cost over past year. Additionally, the forwarding service for airfreights has strict timing requirements, which often prevents us from fully utilizing truck capacity of each delivery, often resulting in vehicles operating at partial loads;

(ii)	a decrease in custom declaration and terminal charges, consisting of customs fees, handling charges, and entry service fees charged by ports and terminals during the three months ended March 31, 2025, resulting from a drop in volume of cross-border freight we handled, particularly airfreight, during the same period;

(iii)

a decrease in our warehouse service charges, mainly representing labor costs at our regional warehousing and distribution centers during the three months ended March 31, 2025. This was due to a reduction in staffing costs related to unpacking shipments into smaller packages;

(iv)	a decrease in freight arrangement charges, mainly representing scheduling and booking fees for cross-border ocean freight during the three months ended March 31, 2025, primarily due to decreased business volumes for cross boarder shipping from the U.S. to China; and

(v)

an increase in overhead costs, mainly comprising warehouse and equipment lease expenses, utilities, depreciation of property and equipment, and other direct costs during the three months ended March 31, 2025. The warehouse and equipment lease expenses increased significantly, from $258,219 for the three months ended March 31, 2024, to $555,278 for the three months ended March 31, 2025. The increase was primarily because we had two more warehouse lease agreements during the three months ended March 31, 2025, compared to the same period last year. These agreements were negotiated before the significant decline in our revenue. To mitigate costs and improve our gross profit margin, we plan to sublease one of the warehouse at Chicago in the next fiscal quarter.

Gross Profit

Our overall gross profit was $0.8 for the three months ended March 31, 2025, compared to gross profit of $1.0 in same period last year.

Our gross margin of cross-border freight solution was 10.2% for the three months ended March 31, 2025, compared to 21.9% for the three months ended March 31, 2024. The decline in gross margin was primarily attributable to (i) disproportionate decrease in our revenue from the airfreight and ocean freight solution compared to the decrease in our cost of revenue, such as transportation and delivery cost, warehouse services, custom declaration and terminal charges, and (ii) increased overhead costs allocated, as discussed above.

Our gross margin of distribution of pharmaceutical was 76.0% for the three months ended March 31, 2025. This comparatively high margin was primarily due to favorable purchase discounts offered by our suppliers, who extended these incentives to support the establishment of a long-term partnership as we entered this market as a new customer. Excluding the favorable purchase discounts of $171,274, the gross margin for pharmaceutical distribution would be approximately 42% for the current quarter. It is a new business segment for the current quarter and thus no gross margin was noted compared to the same period of the prior year.

Selling Expenses

Our selling expenses amounted to $0.1 million for the three months ended March 31, 2025, compared to nil for the same period in 2024. The increase was primarily driven by salaries for our sales team, which were incurred as part of the new pharmaceutical distribution service launched during the last quarter.

General and Administrative Expenses

Our general and administrative expenses increased by $0.7 million, or 74.6%, from $1.0 million for the three months ended March 31, 2024, to $1.7 million for the three months ended March 31, 2025. These expenses represented 44.2% and 21.6% of our total revenues for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily attributed to higher salary and employee benefit expenses and professional fees operating as a listed company. Additionally, the launch of our new pharmaceutical distribution segment in the second quarter of the fiscal year contributed to the rise in operating costs.

Our salaries and employee benefits expenses increased by $0.2 million, or 22.7%, from $0.7 million for the three months ended March 31, 2024, to $0.9 million for the three months ended March 31, 2025. Our salaries and employee benefits expenses represented 54.5% and 77.6% of our total general and administrative expenses for the three months ended March 31, 2025 and 2024, respectively. The increase was mainly due to the salary expenses associated with the two new subsidiaries to support our operation in new business segment starting from second quarter of the fiscal year in China. For our salaries and employee benefits expenses, (i) our payroll expenses increased by $0.2 million, or 23.5% from $0.6 million for the three months ended March 31, 2024, to $0.8 million for the three months ended March 31, 2025, and (ii) our employee benefit expenses, which mainly consist of 401(k) company contribution, employee defined contribution plan in China, meal allowance and health insurance expenses, increased by $23,150, or 18.9%, from $122,312 for the three months ended March 31, 2024, to $145,462 for the three months ended March 31, 2025, representing 8.7% and 12.7% of our total general and administrative expenses for the three months ended March 31, 2025 and 2024, respectively. The increase was mainly due to rising employee health insurance premiums.

Our professional fee increased by $0.2 million, or 884.3%, from $24,063 for the three months ended March 31, 2024, to $235,858 for the three months ended March 31, 2025. Our professional fee represented 14.1% and 2.5% of our total general and administrative expenses for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to audit fees, legal fees, consulting expenses, investor-related expenses and financial reporting service fees for the three months ended March 31, 2025. For the three months ended March 31, 2024, most expenses directly related to offering that were not included in professional fees, as they were accounted for as deferred initial public offering assets.

Other Income, net

Our other income, net, decreased by $6,817, or 6.7%, from $102,438 for the three months ended March 31, 2024, to $109,255 for the three months ended March 31, 2025, remained relatively stable compared to same period in last year.

Interest Expenses

Our interest expenses decreased by $61,738, or 241.8%, from $25,536 for the three months ended March 31, 2024, to $87,274 for the three months ended March 31, 2025. Increase in interest expense was mainly due to late credit card payments and interest expense in connection with convertible note for the three months ended March 31, 2025.

Income (Loss) Before Income Taxes

We had a net loss before income taxes of $1.1 million for the three months ended March 31, 2025, compared to a net income before income taxes of $0.1 million for the three months ended March 31, 2024. We were in a loss position before income taxes for the three months ended March 31, 2025, primarily attributable to the net effects of: (i) the decrease in gross profit, (ii) the rise in operating expenses, and (iii) the increase in interest expense for the three months ended March 31, 2025 as mentioned above.

Income Tax Expense

We had income tax expenses of $18,594 and $104,610 for the three months ended March 31, 2025 and 2024, respectively. A current income tax provision of $26,608 was recognized for a subsidiary with net assessable income while no current income tax provision was recognized for subsidiaries in net operating loss for the three months ended March 31, 2025. We recognized a recovery of deferred income tax of $8,014 due to amortization of intangible assets, resulting in a net income tax expense of $18,594 for the three months ended March 31, 2025.

We recognized a current income tax provision of 94,471 for the three months ended March 31, 2024 due to income before income tax of $117,378 for the three months ended March 31, 2024 and we recognized a deferred income tax expense of $10,139 due to temporary differences recognized.

Net Income (Loss)

As a result of the foregoing, we had a net loss of $1.1 million and a net income of $12,768 for the three months ended March 31, 2025 and 2024, respectively.

For the Nine Months Ended March 31, 2025 Compared to the Nine Months Ended March 31, 2024

The following table summarizes our consolidated results of operations and percentages of certain items in relation to total revenues for the nine months ended March 31, 2025 and 2024, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the nine months ended March 31,
	2025		2024
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue from cross-border freight solutions
Cross-border ocean freight solutions	$4,490,299	39.1%	$5,632,765	41.6%	$(1,142,466)	(20.3)%
Cross-border airfreight solutions	6,274,622	54.7%	7,892,577	58.4%	(1,617,955)	(20.5)%
Subtotal	10,764,921	93.8%	13,525,342	100.0%	(2,760,421)	(20.4)%
Revenue from distribution of pharmaceutical products	715,362	6.2%	-	-	715,362	NA
Total revenues	11,480,283	100.0%	13,525,342	100.0%	(2,045,059)	(15.1)%

Cost of revenues – cross-border solution	10,043,158	87.5%	10,837,727	80.1%	(794,569)	(7.3)%
Cost of revenues – pharmaceutical products	240,966	2.1%	-	-	240,966	NA
Total cost of revenues	10,284,124	89.6%	10,837,727	80.1%	(553,603)	(5.1)%

Gross profit – cross-border freight solution	721,763	6.7%	2,687,615	19.9%	(1,965,852)	(73.1)%
Gross profit – pharmaceutical products	474,396	66.3%	-	-	474,396	NA
Gross profit	$1,196,159	10.4%	$2,687,615	19.9%	$(1,491,456)	(55.5)%

Revenues

Our total revenues from cross-border freight solution decreased by $2.8 million, or 20.4%, from $13.5 million for the nine months ended March 31, 2024, to $10.7 million for the nine months ended March 31, 2025. The decrease was primarily driven by a decline in volume we handled from our cross-border airfreight solutions.

Revenues from our cross-border ocean freight solutions decreased by $1.1 million, or 20.3%, from $5.6 million for the nine months ended March 31, 2024, to $4.5 million for the nine months ended March 31, 2025. It was primarily due to a decrease in the volume of cross-border ocean freights processed and forwarded, dropping from 3,895 TEU for the nine months ended March 31, 2024, to 3,594 TEU for the nine months ended March 31, 2025. Additionally, a slowdown in consumer spending and business investments, impacted by overall economic downturn, reduced the demand for imported goods, leading to lower container volumes. Furthermore, due to a reduction in market volume and increased competition, the service price charged to customers also decreased.

Revenues from our cross-border airfreight solutions decreased by $1.7 million or 20.5%, from $7.9 million for the nine months ended March 31, 2024, to $6.3 million for the nine months ended March 31, 2025. The decrease was primarily due to a decrease in the volume of cross-border air freight processed, from approximately 20,074 tons for the nine months ended March 31, 2024, to approximately 15,507 tons for the nine months ended March 31, 2025. Some of our customers reduced their orders due to the uncertainty in political regulations and higher tariffs since March 2025, leading to a significant decline in our revenue.

Starting from December 2025, we established a new revenue stream through the distribution of pharmaceutical products. We procured pharmaceuticals—primarily pharmaceutical solutions—directly from manufacturers and supplied them to distributors, hospitals, and clinics. For the nine months ended March 31, 2025, our total revenue from pharmaceutical product distribution amounted to $0.7 million, compared to no revenue from this segment for the same period of the prior year.

Revenues by Customer Geographic

	For the nine months ended March 31,
	2025		2024
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue from cross-border freight solutions
Asia-based customers	$8,410,974	73.3%	$8,119,136	60.0%	$291,838	3.6%
U.S.-based customers	2,353,947	20.5%	5,406,206	40.0%	(3,052,259)	(56.5)%
	10,764,921	93.8%	13,525,342	100.0%	(2,760,422)	(20.4)%
Revenue from distribution of pharmaceuticals
Asia-based customers	715,362	6.2%	-	-	715,362	N/A
Total revenues	$11,480,283	100.0%	$13,525,342	100.0%	$(2,045,060)	(15.1)%

Revenues from cross-border freight solutions for the Asia-based customers increased by $0.3 million, or 3.6%, from $8.1 million for the nine months ended March 31, 2024, to $8.4 million for the nine months ended March 31, 2025. Revenues from cross-border freight solutions for the U.S.-based customers decreased by $3.0 million, or 56.5%, from 5.4 million for the nine months ended March 31, 2024 to $2.4 million for the same period in 2025.

The slightly increase in revenues from Asia-based customers for the nine months ended March 31, 2025, was driven by increases volume from Aisa-based customer, which was partly offset by recent decrease in shipments volume from Asia-based customers serving large e-commerce platforms due to the discussion on the amendment of de minimis rule and imposition of tariff on Chinese goods,

The decrease in revenue from the U.S.-based customers for the nine months ended March 31, 2025, compared to the same period in 2024, was primarily due to decreased in shipments volume. Additionally, one-off special projects with larger shipment volumes from U.S. customers were completed for the nine months ended March 31, 2024, with no comparable projects for the same period in 2025.

Our customers for the distribution of pharmaceutical products are based in China, as we specifically target the Chinese market. For the nine months ended March 31, 2025, our total revenue from pharmaceutical product distribution amounted to $0.7 million, compared to no revenue from this segment in the same period of the prior year.

Cost of Revenues

A breakdown of our cost of revenues for the nine months ended March 31, 2025 and 2024 is as follows:

	For the nine months ended March 31,		Amount Increase	Percentage Increase
	2025	2024	(Decrease)	(Decrease)
Cost of revenue from cross-border freight solutions
Transportation and delivery costs	$4,180,325	$5,215,079	$(1,034,754)	(19.8)%
Warehouse service charges	2,304,273	2,552,299	(248,026)	(9.7)%
Custom declaration and terminal charges	1,463,332	1,813,372	(350,040)	(19.3)%
Freight arrangement charges	395,351	358,073	37,278	10.4%
Overhead cost	1,699,877	898,904	800,973	89.1%
Subtotal	10,043,158	10,837,727	(794,569)	(7.3)%
Cost of revenue from distribution of pharmaceuticals
Cost of goods sold	240,966	-	240,966	NA
Total cost of revenue	$10,284,124	$10,837,727	$(553,603)	(5.1)%

Our cost of revenues decreased by $0.5 million, or 5.1%, from $10.8 million for the nine months ended March 31, 2024, to $10.3 million for the nine months ended March 31, 2025. The decrease in cost of revenues was mainly due to the combined effects of:

(i)

a decrease in transportation and delivery costs, including trucking, drayage, chassis rental, freight and delivery cost during the nine months ended March 31, 2025, which was primarily due to a reduction in delivery service provided to customers;

(ii)	a decrease in our warehouse service charges, mainly representing labor costs at our regional warehousing and distribution centers during the nine months ended March 31, 2025, due to decrease in staff cost in connection with unpackaging shipment into small packages. We gradually reduced the warehouse labor shifts; however, adjusting to new labor schedules takes time;

(iii)	a decrease in custom declaration and terminal charges, consisting of customs fees, handling charges, and entry service fees charged by ports and terminals during the nine months ended March 31, 2025，resulting from a drop in volume of cross-border freight we handled, particularly airfreight, during the same period.;

(iv)

an increase in freight arrangement charges, mainly representing scheduling and booking fees for cross-border ocean freight during the nine months ended March 31, 2025, primarily due to increased business for cross boarder shipping from the U.S. to China; and

(v)	an increase in overhead costs, mainly comprising warehouse and equipment lease expenses, utilities, depreciation of property and equipment, and other direct costs during the nine months ended March 31, 2025. The warehouse and equipment lease expenses increased significantly, from $794,978 for the nine months ended March 31, 2024, to $1,558,099 for the nine months ended March 31, 2025. The increase was primarily we had two more warehouse lease agreements during the nine months ended March 31, 2025, compared to the same period last year. These agreements were negotiated before the significant decline in our revenue. To mitigate costs and improve our gross profit margin, we plan to sublease one of the warehouse at Chicago in the next fiscal quarter.

Gross Profit

Our overall gross profit decreased by $1.5 million, or 55.5%, from $2.7 million for the nine months ended March 31, 2024, to $1.2 million for the nine months ended March 31, 2025. Our gross margin of cross-border freight solution was 6.7% for the nine months ended March 31, 2025, compared to 19.9% for the nine months ended March 31, 2024. The decline in gross margin was primarily attributable to (i) revenue from the airfreight and ocean freight solution decreased to a greater extent to decrease in our cost of revenue, such as transportation and delivery cost, warehouse services, custom declaration and terminal charges, and (ii) increased overhead costs allocated, as discussed above.

Our gross margin of distribution of pharmaceutical was 66.3% for the nine months ended March 31, 2025. This comparatively high margin was primarily due to favorable purchase discounts offered by our suppliers, who extended these incentives to support the establishment of a long-term partnership as we entered this market as a new customer. It is a new business segment for the current quarter and thus no gross margin was noted compared to same period in prior year.

Selling Expenses

Our selling expenses amounted to $0.2 million for the nine months ended March 31, 2025, compared to nil for the same period in 2024. The increase was primarily driven by salaries for our sales team and transportation expense for selling pharmaceutical products, which were incurred as part of the new pharmaceutical product business launched during the current quarter.

General and Administrative Expenses

Our general and administrative expenses increased by $2.6 million, or 93.7%, from $2.8 million in the nine months ended March 31, 2024, to $5.4 million for the nine months ended March 31, 2025. These expenses represented 47.3% and 20.7% of our total revenues for the nine months ended March 31, 2025 and 2024, respectively. The increase was primarily attributed to higher salary and employee benefit expenses, professional fee, office expense and traveling, insurance expense and entertainment expense:

Our salaries and employee benefits expenses increased by $0.9 million, or 47.7%, from $2.0 million in the nine months ended March 31, 2024, to $2.9 million for the nine months ended March 31, 2025. Our salaries and employee benefits expenses represented 53.5% and 70.2% of our total general and administrative expenses for the nine months ended March 31, 2025 and 2024, respectively. The increase was mainly due to (i) the recruitment of additional sales, customer services, and back-office support personnel to support our business in first half 2025, and (ii) salaries of management and operation team for our new business in China. For our salaries and employee benefits expenses, (i) our payroll expenses increased by $0.8 million, or 50.8%, from $1.6 million for the nine months ended March 31, 2024, to $2.4 million for the nine months ended March 31, 2025, and (ii) our employee benefit expenses, which mainly consist of 401(k) company contribution, employee defined contribution plan in China, meal allowance and health insurance expenses, increased by $0.1 million, or 31.8%, from $0.3 million for the nine months ended March 31, 2024, to $0.4 million for the nine months ended March 31, 2025, representing 7.8% and 11.5% of our total general and administrative expenses for the nine months ended March 31, 2025 and 2024, respectively. The increase was mainly due to rising employee health insurance premiums.

Our professional fee increased by $0.7 million, or 1,306.0%, from $56,400 for the nine months ended March 31, 2024, to $792,984 for the nine months ended March 31, 2025. Our professional fee represented 14.6% and 2.0% of our total general and administrative expenses for the nine months ended March 31, 2025 and 2024, respectively. The increase was primarily due to audit fees, legal fees, consulting expenses, investor-related expenses and financial reporting service fees for the nine months ended March 31, 2025. For the nine months ended March 31, 2024, most of the expenses directly related to offering that were not included in professional fees, as they were accounted for as deferred initial public offering assets.

Our insurance expense increased by $170,153, or 850.7%, from $20,001 for the nine months ended March 31, 2024, to $190,154 for the nine months ended March 31, 2025. The increase was primarily due to purchasing insurance premiums for our directors and officers, as we became a public company in July 2025.

Our traveling and entertainment expense represented 8.3% and 5.7% of our total general and administrative expenses for nine months ended March 31, 2025 and 2024, respectively. The increase was mainly due to higher entertainment and gift expenses related to networking with our business partners as well as more business trips during recent quarter.

Other Income, Net

Our other income, net, increased by $0.1 million, or 62.8%, from $0.2 million for the nine months ended March 31, 2024, to $0.3 million for the nine months ended March 31, 2025. The increase was primarily due to renting out part of our warehouse space to our related party, Weship, for an additional five months and renting out part of our two warehouse space to our related party, Intermodal, during the nine months ended March 31, 2025.

Interest Expenses

Our interest expenses increased by $76,866, or 96.8%, from $79,400 for the nine months ended March 31, 2025, to $156,266 for the nine months ended March 31, 2025. Increase expense was mainly due to late credit card payments and interest expense in connection with convertible note issued in March 2025.

Loss Before Income Taxes

We had net loss before income taxes of $4.2 million and of $0.1 million for the nine months ended March 31, 2025 and 2024. Our loss before income taxes increased primarily, attributable to the net effects of: (i) the decrease in gross profit, (ii) the rise in operating expenses; and (iii) the increase in interest expense for the nine months ended March 31, 2025 as mentioned above.

Income Tax Expense

We had an income tax expense of $108,175 and $130,735 for the nine months ended March 31, 2025 and 2024, respectively. A current income tax provision of $26,608 was recognized for a subsidiary with net assessable income while no current income tax provision was recognized for subsidiaries in net operating loss for the nine months ended March 31, 2025. We recognized a net deferred income tax expense of $81,567 due to temporary differences recognized and net operating loss carried forward. We also recognized a valuation allowance of $1,360,798 to write off our deferred tax asset since we are uncertain that we will be able to utilize the deferred tax asset to offset future taxable income, resulting in a net income tax expense of $108,175 for the nine months ended March 31, 2025.

We recognized a current income tax provision of $94,471 for the nine months ended March 31, 2024 due to net assessable income, and a deferred income tax expense $18,370 due to temporary differences recognized and a deferred income tax expense of $17,894 due to the change from an S Corporation to a C Corporation upon the completion of our reorganization on September 23, 2023. For the nine months ended March 31, 2024, the Company was taxed at rates of 2.5% and 28.0% for the replacement tax and pass-through-entity tax, respectively.

Net Loss

As a result of the foregoing, we had a net loss of $4.3 million and $0.2 million for the nine months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of March 31, 2025, we had a cash and cash equivalent balance of $1.5 million. Our current assets were $5.0 million, and our current liabilities were $6.8 million, resulting in a current ratio of 0.73:1 and a negative working capital of $1.7 million. Total stockholders’ equity as of March 31, 2025 was $0.8 million.

As of March 31, 2025 and June 30, 2024, we had accounts receivable net of allowance of $1.7 million and $2.8 million, respectively. We periodically review our accounts receivable and allowance level to ensure our methodology for determining allowances is reasonable and to accrue additional allowances if necessary. For the accounts receivable, as of March 31, 2025 and June 30, 2024, we provided a credit loss allowance of $62,087 and $54,066, respectively.

In assessing our liquidity, we monitor and analyze our cash on hand, our ability to generate sufficient revenue sources in the future, and our operating and capital expenditure commitments. Historically, we have funded our working capital needs primarily through operations, issuance of convertible notes, loans, initial public offerings and working capital loans from stockholders. Our working capital requirements are influenced by the efficiency of our operations, the volume and dollar value of our revenue contracts, the progress or execution of customer contracts, and the timing of accounts receivable collections.

Cash Flows

The following table sets forth summary of our cash flows for the periods indicated:

	For the nine months ended March 31,
	2025	2024
Net cash (used in) provided by operating activities	$(2,171,304)	$161,644
Net cash used in investing activities	(1,227,150)	(78,799)
Net cash provided by (used in) financing activities	4,782,547	(67,964)
Effect of exchange rate changes on cash	(8,386)	3,216
Net increase in cash and cash equivalent	1,375,707	18,097
Cash, beginning of the period	123,550	174,018
Cash, end of the period	$1,499,257	$192,115

Operating Activities

Net cash used in operating activities was $2,171,304 for the nine months ended March 31, 2025, including net loss of $4,353,023, adjusted for non-cash items for $1,839,163 and changes in working capital of positive $342,556. The non-cash items primarily included $1,515,688 amortization and interest expense of operating lease assets, $148,854 depreciation included in G&A and cost of revenue, $24,081 depreciation of right-of-use finance assets, $32,056 amortization of intangible asset, $40,541 interest expense of convertible notes, $11,645 uncollected interest income from a third party loan, $8,021 from provision of allowance for expected credit loss and a decrease of $81,567 from deferred tax asset due to recognition of valuation allowance. The adjustments for changes in working capital mainly included a decrease of $666,858 and $466,764 in accounts receivable from third parties and related parties, respectively, due to a decrease of revenues near period end, an increase of $415,186 in accounts payable from third parties and an increase of $393,633 in accrued expense and other payable, partially offset by an increase in prepayment of $158,359, a decrease of $1,151,931 in operating lease liabilities and a decrease of $158,827 in accounts payable to related parties.

Net cash provided by operating activities was $161,644 for the nine months ended March 31, 2024, including net loss of $230,293, adjusted for non-cash items for $921,352, and changes in working capital of negative $529,415. The non-cash items primarily included $658,713 non-cash operating lease expense, $108,478 depreciation and amortization, $22,198 from provision of allowance for expected credit loss, and impacted by a loss of $73,151 from deconsolidation of a subsidiary. The adjustments for changes in working capital mainly included (i) an increase of $565,824 in accounts receivable from related parties, (ii) an increase of $283,936 in accounts receivable from third parties reflecting the revenue growth near period end, (iii) an increase of $58,498 in contract assets, and (iv) an increase of 606,756 in change in operating lease liabilities, partially offset by (i) an increase of $493,085 in accounts payable to third parties, (ii) an increase of $57,420 in accounts payable to related parties, (iii) an increase of $111,122 in accrued expenses and other payables, and (iv) an increase of $94,471 in tax payable.

The $2,332,948 increase in cash used in operating activities for the nine months ended March 31, 2025 compared to the prior year was primarily due to an increase in net loss of $4,122,730 for the nine months ended March 31, 2025 compared to same period in the prior year, partly offset by an increase of $871,971 in cash flow from working capital due to timing of vendor payments, client payments and related parties payment.

Investing Activities

Net cash used in investing activities was $1,227,150 and $78,799 for the nine months ended March 31, 2025 and 2024, respectively. Net cash used in investing activities for the nine months ended March 31, 2025, was primarily attributable to net cash payment of $552,721 for intangible assets through acquisition of 100% equity interest in Hupan Pharmaceutical and we had a loan of $561,901 to a third party. We also purchased property and equipment, conducted office renovation for our operation of subsidiaries in Mainland China. On August 4, 2024, we reduced our unpaid registered capital contribution in our investee company in China, namely ABL Wuhan, and concurrently, the third-party shareholders increased their registered capital contribution accordingly. Following this change, the third-party shareholders own 80% of equity interest and we own 20% of equity interest in ABL Wuhan. Consequently, ABL Wuhan ceased to be the Company’s subsidiary after August 4, 2024. Therefore, we had cash outflow of $48,893 upon deconsolidation of a subsidiary and payment for registered capital of $29,906 during the nine months ended March 31, 2024.

Financing Activities

Net cash provided by financing activities was $4,782,547 for the nine months ended March 31, 2025, compared to net cash used in financing activities of $67,964 for same period in prior year, respectively. The increase in net cash provided by financing activities was mainly due to the net proceeds of $5,351,281 from the offering, net proceeds of $755,512 from issuance of convertible note, proceeds from loan borrowing of $294,975 and Advances of $276,365 from Hupan Pharmaceutical prior to acquisition, partly offset by repayment of $805,345 to shareholders, advance to related parties of $685,247 and loans repayment of $420,765 during the nine months ended March 31, 2025. The net cash provided by financing activities for the nine months ended March 31, 2024, mainly due to the proceeds from loans of $225,000 that we borrowed, and net proceeds from shareholders by $158,455, partially offset by repayment of loans, vehicle loans and equipment loans of $289,934, and the payment for deferred offering cost of 140,000.

Capital Expenditure

Our capital expenditure is incurred primarily in connection with the purchase of fixed assets, including machinery and equipment, furniture and fixtures, leasehold improvement and vehicles. Our capital expenditures amounted to $337,954 and $nil for the nine months ended March 31, 2025 and 2024, respectively.

We expect that our capital expenditure will increase in the future as our business continues to develop and expand. We intend to fund our future capital expenditure with our existing cash balance, proceeds of loans and issuance of convertible notes.

Commitments and Contractual Obligations

As of March 31, 2025, the Company’s contractual obligations consist of the following:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$4,643,998	$2,595,757	$1,306,541	$741,700	$—
Finance lease obligations	138,610	55,477	48,845	34,288	—
Vehicle loans	234,820	66,154	98,812	56,854	13,000
Equipment loans	49,952	39,114	10,838	—	—
Other loans	539,275	539,275	—	—	—
Convertible note	1,000,000	840,000	160,000	—	—
Loan payable to a related party	124,176	—	124,176	—	—
Total	$6,730,831	$4,135,777	$1,749,212	$832,842	$13,000

Off-Balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements as of and for the nine months ended March 31, 2025 and 2024, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Warrants Instruments

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company determined, upon further review of the warrant agreement, that the common stock warrant issued pursuant to the warrant agreement qualifies for equity accounting treatment. The fair value of equity-classified warrants is estimated as of the date of issuance using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model includes various assumptions, including the fair market value of our common stock, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control.

The estimates were based on a number of factors including historical experience, the age of the accounts receivable balances, the credit quality of customers, current and reasonably expected future economic conditions, and other factors that may affect our ability to collect from customers.

The estimated contract asset is based on the estimated completion percentage of the performance obligation. We believe that customers simultaneously benefit from the comprehensive services they provide.

Refer to the notes to the condensed consolidated financial statements included in this report for further discussion of our significant accounting policies and the effect on our condensed consolidated financial statements.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2024, the FASB issued ASU No. 2024-07, “Improvements to Reportable Segment Disclosures” (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. Management is currently evaluating the provisions of this ASU and expects to adopt them for the year ending June 30, 2025.

In December 2024, the FASB issued ASU No. 2024-09, “Improvements to Income Tax Disclosures” (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income tax paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2025. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in the Company’s audited condensed consolidated financial statements, once adopted.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of income (loss) and comprehensive income (loss) and statements of cash flows.

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

Based upon this evaluation, our management concluded that as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On July 1, 2024, we closed our initial public offering (“IPO”), in which we sold 1,500,000 shares of common stock at a price to the public of $4.50 per share. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-278416), which was declared effective by the Securities and Exchange Commission on June 27, 2024. We raised approximately $5.7 million in net proceeds after deducting underwriters’ discounts and commissions as well as offering. As of the date of this report, with the proceeds of the IPO, we used approximately $3.3 million for in marketing activities and business expansion and used approximately $2.4 million for working capital needs. We expect to use the remaining net proceeds for (i) investment in strengthening our cross-border supply chain capabilities, (ii) marketing activities to grow our customer base, (iii) strategic investments and potential mergers and acquisitions in the future, and (iv) general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
3.3	Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on May 14, 2024).
4.2	Form of Convertible Promissory Notes (incorporated by reference of Exhibit 4.1 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
4.3	Form of Common Stock Purchase Warrant (incorporated by reference of Exhibit 4.2 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.2	Form of Employment Agreement between the Registrant and Executive Officers (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.3	Lease Agreement, effective as of February 16, 2021, between American Bear Logistics Corp. and Prologis Targeted U.S. Logistics Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.4	Southlake Business Park Office/Warehouse Lease Agreement, dated as of January 11, 2021, between American Bear Logistics Corp. and Southlake Industrial, L.P. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.5	Lease Agreement, effective as of March 12, 2024, between American Bear Logistics Corp. and Morris Clifton Associates I, LLC (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K (File No. 001-42140), filed with the SEC on September 30, 2024).
10.6	Lease Agreement, effective as of July 18, 2024, between American Bear Logistics Corp. and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.7 to the annual report on Form 10-K (File No. 001-42140), filed with the SEC on September 30, 2024).
10.7	First Amendment to Lease Agreement, effective as of August 11, 2024, between American Bear Logistics Corp. and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q (File No. 001-42140), filed with the SEC on November 14, 2024).
10.8	English Translation of the Equity Transfer Agreement, dated November 5, 2024, entered into among Hubei Haoyaoshi Zhenghe Pharmacy Chain Co., Ltd, Hubei Huayao Pharmaceutical Co., Ltd., and Sichuan Hupan Jincheng Enterprise Management Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on November 8, 2024).
10.9	Form of Securities Purchase Agreement, by and between the Investor and Company (incorporated by reference of Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.10	Form of Security Agreement, by and between the Investor and the Company (incorporated by reference of Exhibit 10.2 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.11	Form of Guarantee Agreement, by and between the Investor and ABL (incorporated by reference of Exhibit 10.3 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.12	Form of Pledge Agreement, by and between the Investor and Company Form of Guarantee Agreement, by and between the Investor and ABL (incorporated by reference of Exhibit 10.4 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.13	Form of Registration Rights Agreement, by and between the Investor and Company(incorporated by reference of Exhibit 10.5 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1#	Section 1350 Certifications of Chief Executive Officer.
32.2#	Section 1350 Certifications of Chief Financial Officer.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeside Holding Limited

Dated: May 15, 2025	By:	/s/ Henry Liu
Henry Liu
Chief Executive Officer