Form 10-K
period 2025-06-30
Lakeside Holding Ltd
filed 2025-10-14
CIK 1996192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on December 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was $20,250,000.

As of October 10, 2025, the Registrant had 17,427,559 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

As used in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to:

●	“Lakeside,” “the Company,” “we,” “us,” and “our” refer to Lakeside Holding Limited together with its consolidated subsidiaries;

●	“ABL” refer to American Bear Logistics Corp.

●	“Sichuan Hupan” refer to Sichuan Hupan Jincheng Enterprise Management Co., Ltd., a PRC limited liability company in China and a wholly owned subsidiary of Lakeside;

●	“Hupan Pharmaceutical” refer to Hupan Pharmaceutical (Hubei) Co., Ltd., a PRC limited liability company in China and a wholly owned subsidiary of Sichuan Hupan;

●	“RMB” and “Renminbi” refer to the legal currency of China;

●	“US$,” “U.S. dollars,” “$,” and “dollars” refer to the legal currency of the United States.

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

PART I

Item 1. Business.

Overview

We are a U.S.-based integrated cross-border supply chain solution provider with a strategic focus on the Asian market including China and South Korea. We primarily provide customized cross-border ocean freight solutions and airfreight solutions in the U.S. that specifically cater to our customers’ requirements and needs in transporting goods into the U.S. We offer a wide variety of integrated services under our cross-border ocean freight solutions and cross-border airfreight solutions, including (i) cross-border freight consolidation and forwarding services, (ii) customs clearance services, (iii) warehousing and distribution services and (iv) U.S. domestic ground transportation services. For the year ended June 30, 2025, we also operate a new business segment through Hupan Pharmaceutical, a comprehensive pharmaceutical distribution and supply chain service provider headquartered in Wuhan, China with verticals in brand promotion and healthcare technology support. We have partnered with some pharmaceutical manufacturers to supply infusion fluids, which are our major pharmaceutical products sold and distributed during this quarter.

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

We operate three massive and hyper-busy regional warehousing and distribution centers in the U.S., in Illinois and Texas. With an aggregate gross feet area of approximately 142,484 square feet and 52 docks, our regional warehousing and distribution centers have an aggregate daily floor load of up to 3,000 cubic meters of freight. In addition to our self-operated regional centers, we maintain close contact with over 150 warehouses and distribution terminals in almost all transportation hubs in the U.S. which we have cooperated in the past to support the warehousing and distributing services of our cross-border freight in case such freight requires storage, fulfilment, transloading, palletizing, packaging or distribution in states other than Illinois and Texas. As of June 30, 2025, we had assisted with the customs clearance, in conjunction with our other service offerings, of cross-border freight of an aggregate assessed value of over $54.0 million.

Leveraging our strong cross-border supply chain service capabilities, extensive service provider network of cross-border freight carriers and U.S. domestic ground transportation carriers, massive and hyper-busy regional warehousing and distribution centers as well as deep understanding of the Asian market, we have been able to build up our brand and reputation and have achieved fast growth since our inception. As of June 30, 2025, we had fulfilled over 55,000 cross-border supply chain solution orders for freight of an aggregate assessed value of $1.0 billion, among which, 14,000 orders were completed during the year ended June 30, 2025. Our orders were delivered to thousands of business and residential addresses in approximately 48 U.S. states.

During the year ended June 30, 2025, we had a new business segment through Hupan Pharmaceutical, a comprehensive pharmaceutical distribution and supply chain service provider headquartered in Wuhan, China with verticals in brand promotion and healthcare technology support. We acquired the acquired 100% equity interest of Hupan Pharmaceutical in late 2024. We have partnered with some pharmaceutical manufacturers to supply infusion fluids, which are our major pharmaceutical products sold and distributed during the year.

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

Cross-border Freight Consolidation and Forwarding Services

As a licensed non-vessel operating common carrier, or NVOCC and indirect air carrier, we provide cross-border ocean and air freight consolidation and forwarding services either as a freight consolidator or agent for an ocean or air shipping carrier. Solutions under our cross-border freight consolidation and forwarding services include ocean freight consolidation and forwarding and airfreight consolidation and forwarding. We collaborate with major global ocean carriers and air to cater to their shipping and space needs throughout the year, including during peak periods.

Customs Clearance Services

We provide customs clearance services to our customers in conjunction with our other service offerings. We typically collaborate with licensed customs brokerage experts to help our customers clear shipments importing into the U.S. through customs by preparing and filing required documentation, calculating and providing for payment of duties, taxes and fees on behalf of our customers as well as arranging for any required inspections by governmental agencies. Our customs clearance services include screening commercial documentation for assessed value, country of origin, application for special trade programs and classification.

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

U.S. Domestic Ground Transportation Services

We provide full-truckload and less-than-truckload ground transportation of cross-border freight to businesses and residences in the U.S. either directly from port to door, or from our regional warehousing and distribution centers to such domestic addresses. Our U.S. domestic ground transportation services are offered through an extensive network in collaboration with our ground transportation service providers.

Pharmaceutical Distribution Service

We also provide comprehensive pharmaceutical distribution and supply chain services through our subsidiary, Hupan Pharmaceutical. We have obtained a specialized license of pharmaceutical distribution in Mainland China. Partnering with pharmaceutical manufacturers and end customers, we order, purchase and pick up pharmaceutical products from manufacturers and distribute such products to a variety of customers to their designated locations.

Service Providers and Suppliers

We have established an extensive and long-standing service provider network of (i) global freight carriers and (ii) U.S. domestic ground transportation carriers. As of June 30, 2025, we had collaborated with almost all major global ocean and air carriers to forward cross-border shipments consisting of over 35,900 TEU of container loads and 69,300 tons of air cargo. We had also cooperated with over 200 domestic ground transportation carriers including almost all major U.S. domestic ground transportation carriers with a domestic ground transportation network of approximately 60,000 drivers and 150 terminals as of June 30, 2025, on a long-term, short-term or order basis, as the case may be. We also collaborate with licensed customs brokerage experts to help our customers clear shipments.

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

For our pharmaceutical distribution services, we source products of approximately 6.5 million units from approximately 7 suppliers and deliver them to 47 customers during the year ended June 30, 2025. We believe that competitive sources are readily available for substantially all of the products we require for our pharmaceutical distribution businesses. As such, we believe that we can change suppliers without any material interruption to our business. To date, we have not experienced any significant difficulty in sourcing our suppliers.

 Technology

One of the ways in which we deliver superior service to our customers is by empowering our employees with technology. Our industry is evolving, and customers tend to de-risk their supply chains by forming relationships with reliable service providers that have invested in innovation.

We have built a highly scalable proprietary technology platform on the cloud - the American Bear Logistics Data Tool Management Platform, which streamlines our variety of service offerings and promotes our overall operating efficiency. Our technology platform, powered by sophisticated analytics of the massive amounts of route and price data derived from the past provision of our solutions and services, (i) optimizes the route-building and pricing for both our cross-border freight forwarding and domestic ground transportation services, (ii) allows for automated, real-time fee quotes for our cross-border ocean freight solutions and airfreight solutions between almost any origin and destination ports at any time and (iii) provides for automatic contractual account management, document generation and recordkeeping.

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

As of June 30, 2025, we had obtained the trademark registration for our key trademark, American Bear Logistics. In addition, we have registered domain names for websites that we use in our business, such as www.americanbearlogistics.com.

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

Employees

Our people are key to our success. As of June 30, 2025, we had a workforce of 94 full-time employees across various functions. None of our employees are represented by labor unions or work under any collective bargaining agreements. We have not experienced any work stoppages, and we believe that our employee relations are strong.

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

Regulations Relating to Distribution of Pharmaceutical Products in China

According to the “Regulations on the Supervision and Administration of the Quality of Pharmaceutical Operation and Use” implemented by the State Administration for Market Regulation of China in January 2024, the entity which is engaged in pharmaceutical wholesale or retail activities within the territory of the People’s Republic of China should obtain the Pharmaceutical Operation License. The local departments of the National Medical Products Administration pharmaceutical and the State Administration for Market shall supervise the daily operation of those entities through regular and casual inspections. Those inspections are aiming at the whether the purchase, storage, sales and other operating activities of the pharmaceutical selling entities are compliant with the related regulations. In August 2025, Hubei Pharmaceutical has passed an on-site inspection from Hubei Administration for Market.

Available Information

Our website address is www.lakeside-holding.com and our subsidiary’s website address is www.americanbearlogistics.com. The information on, or that can be accessed through, our websites is not part of this report and is not incorporated by reference herein. We have included our websites address as inactive textual reference only.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information required under this item. For risks relating to our Company and our operations, see the section titled “Risk Factors” contained in our prospectus dated April 21, 2025, filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) under the Securities Act.

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

Item 2. Properties.

We lease approximately 65,981 square feet in Itasca, Illinois, including approximately 8,838 square feet for our U.S. headquarters and 57,143 square feet for a regional warehousing and distribution center. The lease of our facility in Itasca, Illinois expires in April 2026 with an option to extend the lease for an additional five-year term. We also lease approximately 46,657 square feet in Irving, Texas, where we operate another regional warehousing and distribution center. The lease of this facility expires in May 2029 with an option to extend the lease for an additional five-year term. We also lease approximately 56,264 square feet in Bensenville, Illinois, including 12,000 square feet for our ocean operation office and 44,264 square feet for another regional warehousing and distribution center. The lease of this facility expires in April 2026.

We lease two premises with a gross floor area of approximately 565 square meter in Wuhan, Hubei Province in China, for our pharmaceutical distribution and supply chain service. The lease term of the warehouse, with a floor area of 176 square meters, is from April 1, 2025 to March 31, 2026. As of June 30, 2025, this warehouse has not yet been put into use. The other lease covers an office unit with a floor area of 389 square meters, with a lease term from January 1, 2025 to December 31, 2029.

We have two lease agreements for premises with a total floor area of approximately 468 square meters in Chengdu, Sichuan Province, China. The lease term of the office, with a floor area of 352 square meters, is from September 10, 2024 to September 10, 2026. The other lease covers a residential unit with a floor area of 116 square meters, which is used as employee dormitories, with a lease term from February 12, 2025 to February 11, 2026.

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

Holders of Record

As of October 10, 2025, we had approximately 20 holders of record of our common stock.

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

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Use of Proceeds from Initial Public Offering of Common Stock

On July 1, 2024, we completed our IPO of 1,500,000 shares of common stock, at a price of $4.50 per share, before underwriting discounts and commissions. The offering was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-278416), which was declared effective by the SEC on June 27, 2024. As of the date of this report, with the proceeds of the IPO, we used approximately $3.3 million for in marketing activities and business expansion and used approximately $2.4 million for working capital needs. There has been no material change in the planned use of proceeds from the IPO as described in the Prospectus.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of the issuer’s securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a) (3) the Exchange Act, during the fourth quarter of the fiscal year ended June 30, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. All amounts included herein with respect to the fiscal years ended June 30, 2025 and 2024 are derived from our audited consolidated financial statements included elsewhere in this Report. Our financial statements have been prepared in accordance with the U.S. GAAP.

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

Founded in Chicago, Illinois in 2018, we are an Asian American-owned business rooted in the U.S. with in-depth understanding of both the U.S. and Asian international trading and logistics service markets. Our customers are typically Asia- and U.S.-based logistics service companies serving large e-commerce platforms, social commerce platforms and manufacturers to sell and transport consumer and industrial goods made in Asia into the U.S. As of June 30, 2025, we had served over 400 customers to fulfill over 55,000 cross-border supply chain solution orders.

We have established an extensive collaboration network of service providers, including global freight carriers for our cross-border freight consolidation and forwarding services as well as domestic ground transportation carriers for our U.S. domestic transportation services. As of June 30, 2025, we had collaborated with almost all major global ocean and air carriers to forward 35,900 TEU of container loads and 69,300 tons of air cargo. As of June 30, 2025, we had also cooperated with over 200 domestic ground transportation carriers, including almost all major U.S. domestic ground transportation carriers, on a long-term, short-term or order basis, as the case may be.

We operate three massive and hyper-busy regional warehousing and distribution centers in the U.S., in Illinois and Texas. With an aggregate gross feet area of approximately 142,484 square feet and 52 docks, our regional warehousing and distribution centers have an aggregate daily floor load of up to 3,000 cubic meters of freight. In addition to our self-operated regional centers, we maintain close contact with over 150 warehouses and distribution terminals in almost all transportation hubs in the U.S. which we have cooperated in the past to support the warehousing and distributing services of our cross-border freight in case such freight requires storage, fulfilment, transloading, palletizing, packaging or distribution in states other than Illinois and Texas. As of June 30, 2025, we had assisted with the customs clearance, in conjunction with our other service offerings, of cross-border freight of an aggregate assessed value of over $54.0 million.

Leveraging our strong cross-border supply chain service capabilities, extensive service provider network of cross-border freight carriers and U.S. domestic ground transportation carriers, massive and hyper-busy regional warehousing and distribution centers as well as deep understanding of the Asian market, we have been able to build up our brand and reputation and have achieved fast growth since our inception. As of June 30, 2025, we had fulfilled over 55,000 cross-border supply chain solution orders for freight of an aggregate assessed value of $1.0 billion, delivered to thousands of business and residential addresses in approximately 48 U.S. states.

During the year ended June 30, 2025, we had a new business segment through acquired 100% equity interest of Hupan Pharmaceutical, a comprehensive pharmaceutical distribution and supply chain service provider headquartered in Wuhan, China with verticals in brand promotion and healthcare technology support. We have partnered with some pharmaceutical manufacturers to supply infusion fluids, which are our major pharmaceutical products sold and distributed during the year.

For the year ended June 30, 2025 and 2024, our revenues amounted to $17.8 million and $18.3 million, respectively, and our gross profit amounted to $2.9 million and $3.7 million during the same periods, respectively.

Key Factors Affecting Our Results of Operations

We believe the most significant factors that affect our business and results of operations include the following:

Our Ability to Expand Our Customer Base

Our results of operations are dependent upon our ability to expand and maintain our customer base. As of June 30, 2025, we had served over 400 customers to fulfill over 55,500 cross-border supply chain solution orders. We will continue to expand our customer base to achieve a sustainable business growth. We aim to attract new customers and maintain our existing customers. We plan to improve the quality and expand the variety of our services to obtain more customers.

During fiscal year 2025, we introduced a new revenue stream through the distribution of pharmaceutical and medical products. Under this model, we purchase products directly from manufacturers, store them in designated warehouses, and deliver them to customers’ warehouses or other specified locations. While this business expansion creates opportunities to reach new customers in the healthcare sector. It also exposes us to additional risks compared with our traditional cross-border logistics services. These risks include heightened regulatory and compliance requirements for the handling and distribution of medical products, increased working capital exposure from holding inventory, and greater operational complexity in maintaining product quality and safety. Successfully expanding our customer base in this new segment will depend on our ability to manage these risks effectively while maintaining high service standards and compliance with applicable regulations.

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

With the introduction of our new pharmaceutical and medical product distribution business in fiscal year 2025, our cost structure has become more complex. Unlike our traditional cross-border logistics services, which are largely variable in nature, the new business requires us to hold inventory, maintain specialized warehouse conditions, and comply with more stringent product handling standards. These factors may increase fixed operating costs, including storage, insurance, and quality control expenses. Consequently, our ability to control costs in this new business segment will depend not only on fuel and labor trends but also on our efficiency in managing inventory turnover and compliance-related expenses.

We have implemented, and expect to continue adopting, additional cost-control measures to mitigate these risks. However, such measures may not always be as effective as anticipated. If we are unable to effectively control our operating costs or adjust our pricing in response to changing market conditions, our profitability and cash flows may be adversely affected.

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

As we expand into pharmaceutical and medical product distribution, maintaining high-quality service standards becomes even more critical. This new business line involves additional operational requirements, such as temperature-controlled storage, specialized handling, and compliance with healthcare product regulations. Any lapse in these areas could result in regulatory penalties, product spoilage, or loss of customer trust. Compared to our existing logistics operations, the consequences of service failures in this segment could be more severe, given the sensitive nature of medical products and the higher expectations of healthcare customers. Ensuring consistent service quality will therefore require enhanced employee training, strengthened supplier oversight, and continuous monitoring of compliance procedures.

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

Uncertainty and Impacts on the Recent U.S. Tarriff Policies and Regulations

Our results of operations also depend on our ability to respond with the recent tariff and other restrictions placed on imports. Since February 2025, trade between the U.S. and China has remained under tight restrictions and elevated trade barriers. While some temporary relief measures and exemptions were granted, most U.S. tariffs on Chinese goods remain in place, particularly affecting key sectors such as agriculture, automobiles, industrial materials, and consumer goods. These trade measures have significantly disrupted U.S.-China commerce, reducing exports in certain categories and forcing companies on both sides to adjust supply chains, pricing, and sourcing strategies. Despite some ongoing negotiations, the overall trade environment remains challenging and uncertain, with cross-border business continuing to face heightened costs and operational complexities.

In May 2025, the US and China agreed to a truce to lower import taxes on goods being traded between the two countries for 90 days. Under the terms of the agreement, both countries committed to pausing the imposition of new tariffs and partially rolling back existing duties on select goods, primarily in the technology, agricultural, and consumer product sectors. Although the agreement marks a major de-escalation of the trade war between the two countries, there is still a high degree of uncertainty surrounding U.S. tariff policy, how it will be implemented, and how other countries will react to it. It also remains uncertain whether increased tariffs and trade tensions will create further disruptions and uncertainties to the international trade and lead to a downturn in the global economy.

As of August 29, 2025, the United States has permanently eliminated the $800 de minimis threshold that previously allowed low-value shipments to enter the country duty-free. This change applies to all international shipments, regardless of value, origin, or shipping method. The decision was made to strengthen trade enforcement and address concerns over illicit trade practices. All imports, including those valued under $800, are now subject to applicable duties and taxes. These changes increase the complexity of customs processing, slow clearance times, and reduce the volume of low-value parcels traditionally handled by freight forwarders.

Moreover, increasing trade protectionism may cause an increase in (i) the cost of goods exported from regions globally, particularly from the Asia-Pacific region, (ii) the length of time required to transport goods and (iii) the risks associated with exporting goods. Such increases may further reduce the quantity of goods to be shipped, extend shipping schedules, increase voyage costs, and other associated costs, which could have an adverse impact on our customers’ business, operating results and financial condition and could thereby affect their ability to make timely payments to us and their order quantities. This could have a material adverse effect on our business, operating results, cash flows and financial condition.

We will continue to actively monitor the situation and consider strategic adaptation to maintain service levels and profitability.

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

Our cost of revenues from the distribution of pharmaceutical and medical products comprises cost of pharmaceutical products from manufacturers.

Selling Expenses. Our selling expenses primarily include salaries expense, advertising expenses, and traveling expense of sales team engaged in developing potential customers and maintaining customer relationships and transportation cost for selling pharmaceutical products.

General and Administrative Expenses. Our general and administrative expenses primarily include salaries and staff benefits, repair and maintenance expenses, depreciation on property and equipment, amortization on intangible assets, lease expenses warehouses used for administrative purpose and office premises, travelling and entertainment expenses, bank charges, legal and professional fees, insurance expenses and other office expenses.

Other Income. Our other income primarily consists of rental income.

Interest Expenses. Our interest expenses primarily consist of the interest expenses incurred for finance leases, convertible debts, equipment loans, vehicle loans and other loans and interest for late credit card payment.

Income Tax Expenses. Our income tax expenses consist primarily of U.S. federal, state income taxes, replacement tax in the state of Illinois and PRC enterprise income tax.

Results of Operations

The following table summarizes the results of consolidated statements of operations and comprehensive income (loss) for the years ended June 30, 2025 and 2024 in U.S. dollars.

	For the years ended June 30,
	2025		2024
	Amount	As % of revenue	Amount	As % of revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)

Revenue from cross border freight solutions	$15,027,960	84.5%	$18,315,155	100.0%	$(3,287,195)	(17.9)%
Revenue from distribution of pharmaceutical products	2,762,465	15.5%	—	—	2,762,465	N/A
Total revenue	17,790,425	100.0%	18,315,155	100.0%	(524,730)	(2.9)%

Cost of revenue from cross border freight solutions	13,699,648	77.0%	14,599,198	79.7%	(899,550)	(6.2)%
Cost of revenue from pharmaceutical products	1,212,318	6.8%	—	—	1,212,318	N/A
Total cost of revenue	14,911,966	83.8%	14,599,198	79.7%	312,768	2.1%

Gross profit from cross border freight solutions	1,328,312	8.8%	3,715,957	20.3%	(2,387,645)	(64.3)%
Gross profit from pharmaceutical products	1,550,147	56.1%	—	—	1,550,147	N/A
Gross profit	2,878,459	16.2%	3,715,957	20.3%	(837,498)	(22.5)%

Operating expenses
Selling expenses	393,290	2.2%	2,500	—	390,790	15,631.6%
General and administrative expenses	7,410,906	41.7%	4,138,190	22.6%	3,272,716	79.1%
Loss from deconsolidation of a subsidiary	—		73,151	0.4%	(73,151)	NA
Provision of allowance for expected credit loss	33,432	0.2%	28,157	0.2%	5,275	18.7%
Total operating expenses	7,837,628	44.1%	4,241,998	23.2%	3,595,630	84.8%
Loss from operations	(4,959,169)	(27.9)%	(526,041)	(2.9)%	(4,433,128)	842.7%
Other income (expenses)
Other income, net	416,192	2.3%	338,435	1.8%	77,757	23.0%
Interest expense	(401,282)	(2.3)%	(108,008)	(0.6)%	(293,274)	271.5%
Total other (expenses) income, net	14,910	0.1%	230,427	1.3%	(215,517)	(93.5)%
Loss before income taxes	(4,944,259)	(27.8)%	(295,614)	(1.6)%	(4,648,645)	1,572.5%
Income taxes expense (credit)	301,877	1.7%	(67,337)	(0.4)%	369,214	(548.3)%
Net loss	$(5,246,136)	(29.5)%	$(228,277)	(1.2)%	$(5,017,859)	2,198.1%

Year Ended June 30, 2025 Compared to Year Ended June 30, 2024

The following table summarizes our consolidated results of operations and percentages of certain items in relation to total revenues for the years ended June 30, 2025 and 2024, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the years ended June 30,
	2025		2024
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue from cross-border freight solutions
Cross-border ocean freight solutions	$5,781,180	32.5%	$7,873,835	43.0%	$(2,092,655)	(26.6)%
Cross-border airfreight solutions	9,246,780	52.0%	10,441,320	57.0%	(1,194,540)	(11.4)%
Subtotal	15,027,960	84.5%	18,315,155	100.0%	(3,287,195)	(17.9)%
Revenue from distribution of pharmaceutical products	2,762,465	15.5%	-	-	2,762,465
Total revenues	17,790,425	100.0%	18,315,155	100.0%	(524,730)	(2.9)%

Cost of revenues – cross-border freight solution	13,699,648	77.0%	14,599,198	79.7%	(899,550)	(6.2)%
Cost of revenues – pharmaceutical products	1,212,318	6.8%	-	-	1,212,318	N/A
Total cost of revenues	14,911,966	83.8%	14,599,198	79.7%	312,768	2.1%

Gross profit – cross-border freight solution	1,328,312	8.8%	3,715,957	20.3%	(2,387,645)	(64.3)%
Gross profit – pharmaceutical products	1,550,147	56.1%			1,550,147	N/A
Total gross profit	$2,878,459	16.2%	$3,715,957	20.3%	$(837,498)	(22.5)%

Revenues

Our total revenues from cross-border freight solutions decreased by $3.3 million, or 17.9%, from $18.3 million for the year ended June 30, 2024, to $15.0 million for the year ended June 30, 2025. The decrease was primarily driven by a decline in the volume of shipments we handled from both of our cross-border ocean freight solution and airfreight solutions due to the U.S. policy changes: first, the termination of the $800 de minimis rule eliminated duty-free entry for low-value shipments; second, new tariffs—ranging from $50 to $150 or up to 120% of the item value—were imposed on small packages, further discouraging direct-to-consumer exports; and third, expedited customs clearance modes like T86 were discontinued, requiring more complex documentation and longer processing times. Together, these changes have led to a sharp decline in shipment volume and forced freight solution providers to rethink their logistics strategies. Additionally, a slowdown in consumer spending and business investments, caused by the overall economic downturn and high interest and inflation rates, reduced the demand for imported goods, leading to lower container volumes.

Revenues from our cross-border ocean freight solutions decreased by $2.1 million, or 26.6%, from $7.9 million for the year ended June 30, 2024, to $5.8 million for the year ended June 30, 2025. This reduction was primarily due to a decrease in the volume of cross-border ocean freight processed and forwarded, dropping from 5,458 TEU in the year ended June 30, 2024, to 4,609 TEU for the year ended June 30, 2025.

Revenues from our cross-border airfreight solutions decreased by $1.2 million or 11.4%, from $10.4 million for the year ended June 30, 2024, to $9.2 million for the year ended June 30, 2025. The decrease was primarily due to a decrease in the volume of cross-border air freight processed, from approximately 26,160 tons for the year ended June 30, 2024, to approximately 21,511 tons for the year ended June 30, 2025. Some of our customers reduced their orders due to the uncertainty in trade policies and higher tariffs since March 4, 2025, leading to a decline in our revenue.

Starting from December 2024, we established a new revenue stream through the distribution of pharmaceutical products. We procured pharmaceuticals—primarily pharmaceutical solutions—directly from manufacturers and supplied them to distributors, hospitals, and clinics. For the year ended June 30, 2025, our total revenue from pharmaceutical product distribution amounted to $2.8 million. We did not generate any revenue from this segment in the same period of the prior year.

Looking ahead, there remains significant uncertainty regarding future tariff policies, trade regulations between the U.S. and China, and the regulatory environment affecting e-commerce platforms in the U.S. We expect these factors to continue influencing cross-border freight activity in the near term. These policies may significantly reduce the volume of goods imported into the U.S. and moving through e-commerce channels due to increased import costs. Despite these headwinds, we remain committed to exploring new customer opportunities while maintaining strong relationships with our existing clients.

Revenues by Customer Geographic

	For the years ended June 30,
	2025		2024
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue from cross-border freight solutions
Asia-based customers	$12,057,512	67.8%	$13,081,165	71.4%	$(1,023,653)	(7.8)%
U.S.-based customers	2,970,448	16.7%	5,233,990	28.6%	(2,263,542)	(43.2)%
	15,027,960	84.5%	18,315,155	100.0%	(3,287,195)	(17.9)%
Revenue from distribution of pharmaceuticals
Asia-based customers	2,762,465	15.5%	-	-	2,762,465	N/A
Total revenues	$17,790,425	100.0%	$18,315,155	100.0%	$(524,730)	(2.9)%

Revenues from cross-border freight solutions for the Asia-based customers decreased by $1.0 million, or 7.8%, from $13.1 million for the year ended June 30, 2024, to $12.1 million for the year ended June 30, 2025. Revenues from cross-border freight solutions for the U.S.-based customers decreased by $2.2 million, or 43.2%, from $5.2 million for the year ended June 30, 2024 to $3.0 million for the same period in 2025.

The decrease in revenues from Asia-based customers for the year ended June 30, 2025, was due to a decrease in shipments volume from Asia-based customers serving large e-commerce platforms, driven by the discussions on the amendments to the de minimis rule and the imposition of higher tariffs on Chinese goods.

The decrease in revenue from the U.S.-based customers for the year ended June 30, 2025, compared to the same period in 2024, was primarily driven by a decrease in shipment volumes serving e-commerce platforms and concerns over a potential economic downturn and reduced consumer spending power in the U.S., which led to lower shipment volumes.

Our customers for the distribution of pharmaceutical products are located in China, as we specifically target the Chinese market. For the year ended June 30, 2025, our total revenue from pharmaceutical product distribution amounted to $2.8 million. We did not generate any revenue from this segment in the same period of the prior year.

Cost of Revenues

A breakdown of our cost of revenues for the years ended June 30, 2025 and 2024 is as follows:

	For years ended June 30,		Amount Increase	Percentage Increase
	2025	2024	(Decrease)	(Decrease)
Cost of revenue from cross-border freight solutions
Transportation and delivery costs	$5,590,995	$7,477,986	$(1,886,991)	(25.2)%
Warehouse service charges	3,069,711	2,886,406	183,305	6.4%
Custom declaration and terminal charges	2,266,938	2,374,101	(107,163)	(4.5)%
Freight arrangement charges	492,810	486,357	6,453	1.3%
Overhead cost	2,279,194	1,374,348	904,846	65.8%
Subtotal	13,699,648	14,599,198	(899,550)	(6.2)%
Cost of revenue from distribution of pharmaceuticals
Cost of goods sold	1,212,318	-	1,212,318	NA
Total cost of revenue	$14,911,966	$14,599,198	$312,768	2.1%

Our cost of revenues from cross-border freight solutions decreased by $0.9 million, or 6.2%, from $14.6 million for the year ended June 30, 2024, to $13.7 million for the year ended June 30, 2025. The decrease in cost of revenues was mainly due to the combined effects of:

(i)	a decrease in transportation and delivery costs, including trucking, drayage, chassis rental, freight, and delivery costs during the year ended June 30, 2025, which was primarily due to a reduction in delivery services provided to customers. Initially, our transportation and delivery costs decreased to a less extent than our revenue due to high inflation in gasoline and labor costs, as well as operational efficiencies associated with airfreights forwarding services that require strict timelines and often prevent full truckload utilization. Subsequently, cost reduction outpaced the decline in revenue as we optimized our delivery scheduling and negotiated lower delivery rates with our major vendors, resulting in lower overall operating costs. Although there was a lag in adjusting transportation costs due to the factors noted above, we ultimately achieved a lower cost level in line with the reduced delivery volume.

(ii)	a decrease in customs declaration and terminal charges, consisting of customs fees, handling charges, and entry service fees charged by ports and terminals during the year ended June 30, 2025, resulting from a drop in the volume of cross-border freight we handled, particularly airfreight, during the same period;

(iii)

an increase in warehouse service charges, primarily representing labor costs at our regional warehousing and distribution centers during the year ended June 30, 2025, was mainly driven by three factors. First, industry hourly wage rates increased during the year, leading to higher overall staffing expenses. Second, we adjusted our staffing structure by reducing regular part-time positions and increasing the use of contracted labor to improve operational flexibility in response to the lower shipping volume experienced in the current year. Third, more labor was required for unpacking shipments into smaller packages to meet customer requirements, which further contributed to the increase in warehouse labor costs. This more flexible staffing model positions us to adjust more efficiently to future changes in shipment volume, and if volume decreases further, we expect to be able to reduce labor costs more promptly;

(iv)	an increase in freight arrangement charges, mainly representing scheduling and booking fees for cross-border ocean freight and airfreights from the U.S. to China, during the year ended June 30, 2025, primarily due to higher business volumes for export cross-border airfreights arrangement with higher unit cost, partially offset by a slight decrease in the volume of cross-border ocean arrangements, from the U.S. to China; and

(v)	an increase in overhead costs, mainly comprising warehouse and equipment lease expenses, utilities, depreciation of property and equipment, and other direct costs during the year ended June 30, 2025. The warehouse and equipment lease expenses increased significantly, from $1,195,808 for the year ended June 30, 2024, to $2,086,549 for the year ended June 30, 2025. The increase was primarily because we entered into two more warehouse lease agreements during the year ended June 30, 2025, compared to the same period last year. These agreements were negotiated before the significant decline in our revenue. To mitigate costs and improve our gross profit margin, we plan to sublease one of the warehouses in Chicago in the next fiscal year.

Our cost of revenues from the distribution of pharmaceuticals was $1.2 million for the year ended June 30, 2025. We did not generate any revenue from this segment in the same period of the prior year.

Gross Profit

Our overall gross profit was $2.9 million for the year ended June 30, 2025, compared to $3.7 million in the same period of the prior year.

Our gross margin for cross-border freight solutions was 8.8% for the year ended June 30, 2025, compared to 20.3% for the year ended June 30, 2024. The significant decline in gross margin was primarily attributable to (i) a disproportionate decrease in our revenue from the airfreight and ocean freight solution compared to the decrease in our cost of revenue, such as transportation and delivery costs, customs declaration and terminal charges, and (ii) increased overhead costs allocated, as discussed above.

Our gross margin for the distribution of pharmaceutical was 56.1% for the year ended June 30, 2025. This comparatively high margin was primarily due to favorable purchase discounts offered by our suppliers, who extended these incentives to support the establishment of a long-term partnership as we entered this market as a new customer. Excluding the favorable purchase discounts of $489,625, the gross margin for pharmaceutical distribution would be approximately 38.4% for the current year. This is a new business segment in the current year and therefore no gross margin was reported in the same period of the prior year.

Selling Expenses

Our selling expenses amounted to $0.4 million for the year ended June 30, 2025, compared to a nominal amount for the same period in 2024. The increase was primarily driven by the salaries for our sales team and the advertising expense amounted to $138,000, both of which were incurred in connection with the launch of our new pharmaceutical distribution service during the year.

General and Administrative Expenses

Our general and administrative expenses increased by $3.3 million, or 79.1%, from $4.1 million for the year ended June 30, 2024, to $7.4 million for the year ended June 30, 2025. These expenses represented 41.7% and 22.6% of our total revenues for the years ended June 30, 2025 and 2024, respectively. The increase was primarily attributed to higher salary and employee benefit expenses and professional fees incurred in connection with operating as a listed company. Additionally, the launch of our new pharmaceutical distribution segment in the second quarter of the fiscal year ended June 30, 2025 contributed to the rise in operating costs.

Our salaries and employee benefits expenses increased by $1.2 million, or 41.6%, from $2.7 million for the year ended June 30, 2024, to $3.9 million for the year ended June 30, 2025. Our salaries and employee benefits expenses represented 52.3% and 66.1% of our total general and administrative expenses for the years ended June 30, 2025 and 2024, respectively. The increase was mainly due to the salary expenses associated with two new subsidiaries supporting operations in the new business segment beginning in the second quarter of the fiscal year in China. For our salaries and employee benefits expenses, (i) our payroll expenses increased by $1.0 million, or 43.2% from $2.3 million for the year ended June 30, 2024, to $3.3 million for the year ended June 30, 2025, and (ii) our employee benefit expenses, which mainly consist of 401(k) company contribution in U.S., employee defined contribution plan in China, meal allowance and health insurance expenses, increased by $0.1 million, or 32.1%, from $0.4 million for the year ended June 30, 2024, to $0.5 million for the year ended June 30, 2025, representing 7.3% and 9.9% of our total general and administrative expenses for the years ended June 30, 2025 and 2024, respectively. The increase was mainly due to rising employee health insurance premiums.

Our professional fees increased by $1.0 million, or 263.4%, from $0.4 million for the year ended June 30, 2024, to $1.4 million for the year ended June 30, 2025. Our professional fee represented 18.7% and 9.2% of our total general and administrative expenses for the years ended June 30, 2025 and 2024, respectively. The increase was primarily due to audit fees, legal fees, consulting expenses, investor-related expenses and financial reporting service fees for the year ended June 30, 2025. For the year ended June 30, 2024, most expenses directly related to offering that were not included in professional fees, as they were accounted for as deferred initial public offering assets.

Other Income, net

Our other income, net, increased by $0.1 million, or 23.0%, from $0.3 million for the year ended June 30, 2024, to $0.4 million for the year ended June 30, 2025. The increase was primarily due to renting out part of our warehouse space to our related party, Weship, for an additional five months and renting out part of our two warehouses to our related party, Intermodal, during the year ended June 30, 2025.

Interest Expenses

Our interest expenses increased by $0.3 million, or 271.5%, from $0.1 million for the year ended June 30, 2024, to $0.4 million for the year ended June 30, 2025. The increase in interest expense was mainly due to late credit card payments and interest expense in connection with the convertible note issued during the year ended June 30, 2025.

Loss Before Income Taxes

We had a net loss before income taxes of $4.9 million and $0.3 million for the years ended June 30, 2025 and 2024, respectively. We were in a loss position before income taxes for the year ended June 30, 2025, primarily attributable to the net effects of: (i) the decrease in gross profit, (ii) the rise in operating expenses, and (iii) the increase in interest expense for the year ended June 30, 2025 as mentioned above.

Income Tax Expense

We had income tax expenses of $0.3 million for the years ended June 30, 2025, and an income tax credit for the year ended June 30, 2024. A current income tax provision of $0.2 million was recognized for a subsidiary with net assessable income while no current income tax provision was recognized for subsidiaries in net operating loss for the year ended June 30, 2025.

In the prior fiscal year, the Company recognized deferred tax assets (DTAs) related to its net operating loss carryforwards, based on management’s assessment of future taxable income. However, during the current fiscal year ended June 30, 2025, the Company reassessed its ability to realize these DTAs and determined that it was no longer more likely than not that sufficient future taxable income would be available to utilize the deferred tax benefits. As a result, the Company recorded a full valuation allowance against its DTAs and did not recognize any deferred tax assets. This change in assessment led to the recognition of a deferred income tax expense of $89,581 in the current year. We recognized a recovery of deferred income tax credit of $13,357 due to amortization of intangible assets, resulting in a net income tax expense of $301,877 for the year ended June 30, 2025.

We recognized a current income tax provision of $46,996 for the fiscal year ended June 30, 2024, due to net assessable income, and a deferred income tax credit of $186,485 due to temporary differences recognized and a deferred income tax expense of $72,152 due to the change from an S Corporation to a C Corporation upon the completion of our reorganization on September 23, 2023.

Net loss

As a result of the foregoing, we had a net loss of $5.2 million and of $0.2 million for the years ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of June 30, 2025, we had a cash balance of $5.0 million. Our current assets were $10.3 million, and our current liabilities were $9.7 million, resulting in a current ratio of 1.06:1 and positive working capital of $0.6 million. Total stockholders’ equity as of June 30, 2025 was $2.8 million.

As of June 30, 2025 and June 30, 2024, we had accounts receivable net of allowance of $3.3 million and $2.8 million, respectively. We periodically review our accounts receivable and allowance level to ensure our methodology for determining allowances is reasonable and to accrue additional allowances if necessary. For accounts receivable as of June 30, 2025 and June 30, 2024, we provided a credit loss allowance of $87,728 and $54,066, respectively.

In assessing our liquidity, we monitor and analyze our cash on hand, our ability to generate sufficient revenues sources in the future, and our operating and capital expenditure commitments. Historically, we have funded our working capital needs primarily through operations, issuances of convertible debts, private placements, loans, initial public offerings and working capital loans from stockholders. Our working capital requirements are influenced by the efficiency of our operations, the volume and dollar value of our revenue contracts, the progress in the execution of customer contracts, and the timing of accounts receivable collections.

Cash Flows

The following table sets forth summary of our cash flows for the periods indicated:

	For the years ended June 30,
	2025	2024
Net cash used in operating activities	$(2,655,006)	$(53,640)
Net cash used in investing activities	(688,261)	(78,799)
Net cash provided by financing activities	8,166,465	78,755
Effect of exchange rate changes on cash	9,312	3,216
Net increase in cash and cash equivalent	4,832,510	(50,468)
Cash, beginning of the year	123,550	174,018
Cash, end of the year	$4,956,060	123,550

Operating Activities

Net cash used in operating activities was $2,655,006 in the fiscal year ended June 30, 2025, which included a net loss of $5,246,136, adjusted for non-cash items of $2,601,253 and changes in working capital deficits of $10,123. The non-cash items primarily included $2,042,946 straight line lease expense of operating leases, $198,527 depreciation included in G&A and cost of revenue, $32,681 depreciation of right-of-use finance assets, $138,994 amortization of discount and bond issuance cost, $53,427 amortization of intangible assets, $39,804 interest expense on convertible debts, $28,120 interest income from a third party loan, $33,432 from provision of allowance for expected credit loss and a decrease of $68,022 from deferred tax asset due to recognition of valuation allowance. The adjustments for changes in working capital mainly included an increase of $856,634 in accounts receivable from third parties due to an increase of revenues near period end, an increase in inventory of $96,534, an increase of $141,687 in right of return asset, a decrease of $162,485 in accounts payable from related parties, an increase of $241,567 in prepayment and other receivable and a payment of $1,540,032 for operating lease liabilities, partially offset by an increase of $1,332,359 in accounts payable from third parties, a decrease of $376,728 in accounts receivable from related parties, an increase of $233,078 in tax payable, and an increase of $1,072,789 in accrued liabilities and other payables.

 Net cash used in operating activities was $53,640 in the fiscal year ended June 30, 2024, which included a net loss of $228,277, adjusted for non-cash items of $1,168,010 and changes in working capital of negative $993,373. The non-cash items primarily included $1,005,686 non-cash operating lease expense, $144,637 depreciation, $30,712 depreciation of right-of-use finance assets and $28,157 from provision of allowance for expected credit loss, offset by an increase of $114,333 from deferred tax credit. The adjustments for changes in working capital mainly included an increase of $722,522 and $732,769 in accounts receivable — third parties and related parties, respectively, due to significant increase of revenues in the fiscal year ended June 30, 2024, and an increase of $846,992 in operating lease liabilities, partially offset by an increase of $468,284 in accrued liabilities and other payables due to unpaid IPO related expense, a decrease of $328,820 in other receivable — related parties because of settlement of rental income, an increase of $699,644 in accounts payable — third parties and an increase of $46,996 in tax payable.

The 2,601,366 increase in cash used in operating activities for the fiscal year ended June 30, 2025, compared to the prior year, was primarily due to an increase in net loss of $5,017,859 compared to the same period in the prior year, partly offset by a decrease of $983,250 in cash outflow from working capital due to the timing of vendor, client, and related parties payment.

Investing Activities

Net cash used in investing activities was $688,261 and $78,799 for fiscal years ended June 30, 2025 and 2024, respectively. Net cash used in investing activities for the year ended June 30, 2025, was primarily attributable to net cash outflow of $276,356 related to intangible assets through acquisition of 100% equity interest in Hupan Pharmaceutica. This amount comprises a total cash payment of $552,721, partially offset by $276,365 in cash acquired as part of assets acquisition. In addition, we provided a loan of $277,741 to two related parties, purchased property and equipment of $49,816 and conducted office renovation of $50,740 for our subsidiaries in Mainland China, and conducted warehouse renovation of $50,348 for our subsidiaries in U.S.

On August 4, 2024, we reduced our unpaid registered capital contribution in our investee company in China, namely ABL Wuhan, and concurrently, the third-party shareholders increased their registered capital contribution accordingly. Following this change, the third-party shareholders owned 80% of equity interest and we owned 20% of equity interest in ABL Wuhan. Consequently, ABL Wuhan ceased to be the Company’s subsidiary after August 4, 2024. Therefore, we had cash outflow of $48,893 upon deconsolidation of a subsidiary and payment for registered capital of $29,906 during the year ended June 30, 2024.

Financing Activities

Net cash provided by financing activities was $8,166,465 for the fiscal year ended June 30, 2025, compared to net cash provided by financing activities of $78,755 for the same period in prior year. The increase in net cash provided by financing activities was mainly due to the net proceeds of $5,351,581 from the offering, net proceeds of $2,999,700 from an offering of private placement, net proceeds of $1,170,513 from issuance of convertible debts, proceeds from loan borrowing of $1,017,919 and proceeds from a related-party loan of $124,176, partially offset by repayment of $805,345 to shareholders, advance to related parties of $715,309 and loans repayment of $533,440 during the fiscal year ended June 30, 2025. During the fiscal year ended June 30, 2024, the Company did not engage in any financing activities such as the issuance of convertible debentures, private placements, or initial public offerings. No proceeds were raised through equity or debt instruments,

Capital Expenditure

Our capital expenditures are incurred primarily in connection with the purchase of fixed assets, including machinery and equipment, furniture and fixtures, leasehold improvement and vehicles. Our capital expenditures amounted to $150,904 and $nil for the fiscal years ended June 30, 2025 and 2024, respectively.

We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We intend to fund our future capital expenditures with our existing cash balance, proceeds of loans and issuance of convertible debts and private placement offering.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect our reported amounts of assets, liabilities, revenue, costs and expenses, and any related disclosures. Actual results could materially differ from those estimates. Critical accounting policy is both material to the presentation of financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on financial condition or results of operations. Accounting estimates and assumptions may become critical when they are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance.

Critical accounting estimates are estimates that require us to make assumptions about matters that were highly uncertain at the time the accounting estimate were made and if different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely occur from period to period, have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. The management of the Company believes the following critical accounting estimate is the most significantly affected by judgments and assumptions used in the preparation of our consolidated financial statements:

Common Stock Warrants Instruments

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company determined, upon further review of the warrant agreement and the convertible debt agreement, that the common stock warrants are qualified for equity accounting treatment. The fair value of equity-classified warrants is estimated as of the date of issuance using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model includes various assumptions, including the fair market value of our common stock, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control.

Refer to Notes 2 to the consolidated financial statements included in this report for further discussion of our significant accounting policies and the effect on our consolidated financial statements.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued, see Note 2 - Summary Of Significant Accounting Policies in the note of financial statement

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

LAKESIDE HOLDING LIMITED

Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Lakeside Holding Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lakeside Holding Limited and its subsidiaries (the Company) as of June 30, 2025 and 2024, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

October 14, 2025

999 18th Street, Suite 3000, Denver, CO, 80202 USA Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.us

LAKESIDE HOLDING LIMITED
CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND 2024

	As of June 30, 2025	As of June 30, 2024
ASSETS
CURRENT ASSETS
Cash	$4,956,060	$123,550
Accounts receivable – third parties, net of credit loss allowance of $87,728 and $39,955	2,895,580	2,082,152
Accounts receivable – related party, net of credit loss allowance of $nil and $14,111	396,331	763,285
Note receivable	65,152	-
Prepayment and other receivable – third parties	449,977	-
Other receivable – related party	869,430	441,279
Contract assets	119,054	129,506
Inventories, net	96,534	-
Right of return asset	141,687	-
Loan receivable from related parties	277,741	-
Loan receivable from a third party	11,380	-
Total current assets	10,278,926	3,539,772

NON-CURRENT ASSETS
Investment in other entity	15,741	15,741
Property and equipment at cost, net of accumulated depreciation	389,421	344,883
Intangible assets, net	365,440	-
Right of use operating lease assets	3,158,202	3,471,172
Right of use financing lease assets	93,797	37,476
Deferred tax asset	-	89,581
Deferred offering costs	-	1,492,798
Deposit and prepayment	103,934	202,336
Total non-current assets	4,126,535	5,653,987
TOTAL ASSETS	$14,405,461	$9,193,759

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payables – third parties	$2,494,217	$1,161,858
Accounts payables – related parties	65,237	227,722
Accrued liabilities and other payables	2,119,994	1,335,804
Current portion of obligations under operating leases	2,323,290	1,186,809
Current portion of obligations under financing leases	47,035	37,619
Loans payable, current	1,300,112	746,962
Contract liabilities	15,355	-
Dividend payable	-	98,850
Tax payable	312,903	79,825
Due to shareholders	-	1,018,281
Convertible debts - current	910,675	-
Refund liabilities	77,235	-
Total current liabilities	9,666,053	5,893,730

NON-CURRENT LIABILITIES
Loans payable, non-current	60,398	136,375
Loan payable to a related party	124,176	-
Deferred tax liabilities	83,100	-
Obligations under operating leases, non-current	1,559,782	2,506,402
Obligations under financing leases, non-current	66,267	17,460
Total non-current liabilities	1,893,723	2,660,237
TOTAL LIABILITIES	$11,559,776	$8,553,967

Commitments and Contingencies

EQUITY
Common stocks, $0.0001 par value, 200,000,000 shares authorized, 10,500,000 and 6,000,000 issued and outstanding as of June 30, 2025 and 2024, respectively	1,050	600
Subscription receivable	-	(600)
Additional paid-in capital	8,084,275	642,639
Statutory reserve	63,416	-
Deficits	(5,315,371)	(5,819)
Accumulated other comprehensive income	12,315	2,972
Total equity	2,845,685	639,792

TOTAL LIABILITIES AND EQUITY	$14,405,461	$9,193,759

The accompanying notes are an integral part of these consolidated financial statements.

LAKESIDE HOLDING LIMITED
CONSOLIDATED STATEMENT OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	For the Years Ended June 30,
	2025	2024
Revenue from cross-border freight solutions – third party	$13,122,145	$16,450,908
Revenue from cross-border freight solutions – related parties	1,905,815	1,864,247
Revenue from distribution of pharmaceutical products – third parties	2,762,465	-
Total revenue	17,790,425	18,315,155

Cost of revenue from cross-border freight solutions – third party	12,019,710	12,316,374
Cost of revenue from cross-border freight solutions – related party	1,679,938	2,282,824
Cost of revenue from pharmaceutical products – third parties	1,212,318	-
Total cost of revenue	14,911,966	14,599,198
Gross profit	2,878,459	3,715,957

Operating expenses:
Selling expenses	393,290	2,500
General and administrative expenses	7,410,906	4,138,190
Loss from deconsolidation of a subsidiary	-	73,151
Provision of allowance for expected credit loss	33,432	28,157
Total operating expenses	7,837,628	4,241,998

Loss from operations	(4,959,169)	(526,041)

Other income (expense)
Other income, net	416,192	338,435
Interest expense	(401,282)	(108,008)
Total other (expense) income	14,910	230,427

Loss before income taxes	(4,944,259)	(295,614)
Income tax expense (credit)	301,877	(67,337)
Net loss	(5,246,136)	(228,277)
Less: net loss attributable to non-controlling interest	-	(3,025)
Net loss attributable to the Company	(5,246,136)	(225,252)

Other comprehensive (loss) income:
Foreign currency translation gain	9,343	3,122
Comprehensive (loss) income	(5,236,793)	(225,155)
Less: comprehensive loss attributable to non-controlling interest	-	(3,119)
Comprehensive loss attributable to the Company	$(5,236,793)	$(222,036)

Loss per share – basic and diluted-	$(0.69)	$(0.04)
Weighted Average Shares Outstanding – basic and diluted	7,557,534	6,000,000

The accompanying notes are an integral part of these consolidated financial statements.

LAKESIDE HOLDING LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Statutory Reserves	Retained Earning (Deficits)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance at June 30, 2023	6,000,000	$600	$(600)	$—	$—	$862,072	$(244)	$(7,068)	$854,760
Net loss	—	—	—	—	—	(225,252)		(3,025)	(228,277)
Termination of S Corporation upon reorganization	—	—	—	642,639	—	(642,639)	—	—	—
Deconsolidation of a subsidiary	—	—	—		—	—	—	10,187	10,187
Foreign currency translation adjustment	—	—	—		—	—	3,216	(94)	3,122
Balance at June 30, 2024	6,000,000	$600	$(600)	$642,639	$—	$(5,819)	$2,972	—	$639,792

Paid in capital	—	—	600	—	—	—	—	—	600
Net loss	—	—	—	—	—	(5,246,136)	—	—	(5,246,136)
Statutory reserve	—	—	—	—	63,416	(63,416)	—	—	—
Initial public offering, net of share issuance costs	1,500,000	150	—	4,300,152	—	—	—	—	4,300,302
Issuance of Convertible debts with detachable warrants	—	—		141,784	—	—	—	—	141,784
Issuance of common shares through a private placement	3,000,000	300	—	2,999,700	—	—	—	—	3,000,000
Foreign currency translation adjustment	—	—	—		—	—	9,343	—	9,343
Balance at June 30, 2025	10,500,000	$1,050	$—	$8,084,275	$63,416	$(5,315,371)	$12,315	—	$2,845,685

The accompanying notes are an integral part of these consolidated financial statements.

LAKESIDE HOLDING LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	For the Years Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,246,136)	$(228,277)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation – G&A	106,853	71,980
Depreciation – cost of revenue	91,674	72,657
Amortization of intangible asset	53,427	-
Straight line lease expense of operating leases	2,042,946	1,005,686
Depreciation of right-of-use finance assets	32,681	30,712
Amortization of discount and bond issuance cost	138,994	-
Provision of allowance for expected credit loss	33,432	28,157
Interest expense of convertible debenture	39,804	-
Deferred tax expense	68,022	(114,333)
Interest income	(28,120)	-
Loss from derecognition of shares in subsidiary	-	73,151
Loss on disposal of property and equipment	21,540	-
Changes in operating assets and liabilities:
Accounts receivable – third parties	(856,634)	(722,522)
Accounts receivable – related parties	376,728	(732,769)
Note receivable	(65,152)
Contract assets	10,452	(84,766)
Inventories, net	(96,534)	-
Right of return assets	(141,687)	-
Other receivable – related parties	(24,028)	328,820
Prepayment and other deposit – third parties	(241,567)	(12,377)
Accounts payables – third parties	1,332,359	699,644
Accounts payables – related parties	(162,485)	(137,691)
Contract liabilities	15,355	-
Accrued expense and other payables	1,072,789	468,284
Refund liabilities	77,235	-
Tax payable	233,078	46,996
Operating lease liabilities	(1,540,032)	(846,992)
Net cash used in operating activities	(2,655,006)	(53,640)

Cash flows from investing activities:
Purchase of property and equipment	(49,816)	-
Payment for leasehold improvement	(101,088)	-
Total cash payment for asset acquisition	(552,721)	-
Cash acquired from assets acquisition	276,365	-
Loan to related parties	(277,741)	-
Interest received from loan to a third party	16,740
Payment made for investment in other entity	-	(29,906)
Net cash outflow from deconsolidation of a subsidiary (Appendix A)	-	(48,893)
Net cash used in investing activities	(688,261)	(78,799)

Cash flows from financing activities:
Proceeds from loans	1,017,919	400,000
Repayment of loans	(533,440)	(214,986)
Net proceeds from issuance of convertible debts	1,170,513	-
Repayment of principal of convertible debts	(296,852)	-
Proceeds from a loan from a related party	124,176	-
Repayment of equipment and vehicle loans	(115,699)	(119,964)
Principal payment of finance lease liabilities	(30,779)	(29,628)
Payment for deferring offering cost	-	(170,000)
Proceeds from initial public offering, net of share issuance costs	5,351,581	-
Proceeds from a private placement, net of share issuance costs	2,999,700	-
Advances to related parties	(715,309)	(23,969)
Proceeds from shareholders	-	237,302
Repayment to shareholders	(805,345)	-
Net cash provided by financing activities	8,166,465	78,755

Effect of exchange rate changes on cash	9,312	3,216
Net increase (decrease) in cash	4,832,510	(50,468)
Cash, beginning of the year	123,550	174,018
Cash, end of the year	$4,956,060	$123,550

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income tax	$2,415	$—
Cash paid for interest	$176,679	$31,161

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
Deferred offering costs within due to shareholders	$—	$860,979
Deferred offering costs within accrued expense and other payables	$—	$541,819
Property additions included in loan payable	$102,235	—
Property disposal through loan payable	$93,770	—
Right of use assets obtained in exchange for operating lease obligations	$1,451,938	$2,094,498
Right of use assets obtained in exchange for finance lease obligation	$89,003	$19,982
Additions to property and equipment through accounts payable and other payable	$20,552	—
Additions to leasehold improvement through accounts payable and other payable	$84,794	—
Due to shareholder offset against loan receivables related parties	$311,185	—
Due to shareholder offset against loan receivables from a third party	$243,982	—

APPENDIX A – Net cash outflow from deconsolidation of a subsidiary
Working capital, net		$29,812
Investment in other entity recognized		(15,741)
Elimination of NCl at deconsolidation of a subsidiary		10,187
Loss from deconsolidation of a subsidiary		(73,151)
Cash		$(48,893)

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

As of June 30, 2025, the Company’s subsidiaries are as follows:

Name	Date of Incorporation/ Acquisition	Jurisdiction of Formation	Percentage of direct/indirect Economic Ownership	Principal Activities
Parent Company
Lakeside Holding Limited	August 28, 2023	Nevada	Parent	Holding company
Subsidiaries/companies with ownership
American Bear Logistics Corp. (“ABL Chicago”)	February 5, 2018	Illinois	100%	Logistics services
Sichuan Hupan Jincheng Enterprise Management Co., Ltd (“Sichuan Hupan”)*	July 10, 2024	Sichuan, China	100%	Exploring business opportunities in China
Hupan Pharmaceutical (Hubei) Co., Ltd (“Hupan Pharmaceutical”)**	November 21, 2024	Hubei, China	100%	Medical injection and pharmaceutical distributor
Wuhan Hupan New Energy Technology limited Co., Ltd (“Hupan New Energy”)***	December 12, 2024	Wuhan, China	80% by Hupan Pharmaceutical	Dormant
Wuhan Ruixinda Technology Limited Co., Ltd (“Wuhan Ruixinda”)***	December 20, 2024	Wuhan, China	51% by Hupan New Energy	Dormant

*	On July 10, 2024, the Company incorporated a wholly-owned subsidiary, Sichuan Hupan Jincheng Enterprise Management Co., Ltd, in China. The Company is actively exploring the potential business opportunities in mainland China.

**

On November 5, 2024, Sichuan Hupan entered into an equity transfer agreement (the “Equity Transfer Agreement”), through which the Company acquired 100% of the equity interests in Hupan Pharmaceutical, a comprehensive pharmaceutical distribution and supply chain service provider, for a total net consideration of $0.3 million (see Note 20). The transaction was completed on November 21, 2024.

***	On April 8, 2025 and May 12, 2025, Hupan New Energy and Wuhan Ruixinda were deregistered, respectively.

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

On July 1, 2024, the Company closed its IPO of 1,500,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $6.75 million from the offering. The total net proceeds to the Company from the IPO, after deducting discounts, expense allowance, deferred IPO cost and expenses, were approximately $5.35 million (Note 16).

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

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Use of estimates and assumptions

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant accounting estimates required to be made by management include allowance for credit losses, return liabilities, percentage of performance obligation completed at the reporting period, the measurements of convertible debts with accompanying warrants. The Company evaluates its estimates and assumptions on an ongoing basis and its estimates on historical experience, current and expected future conditions and various other assumptions that management believes are reasonable under the circumstances based on the information available to management at the time these estimates and assumptions are made. Actual results and outcomes may differ significantly from these estimates and assumptions.

Cash

Cash consists of unrestricted balances held with banks and deposits at banks or other financial institutions, which are available for withdrawal or use and have original maturities of three months or less. The Company maintains its bank accounts in the United States, which are insured by Federal Deposit Insurance Corporation (“FDIC”) at a limit of $250,000 per depositor, and in mainland China, which are insured by the People’s Bank of China Financial Stability Department (“FSD”) while there is a RMB 500,000 deposit insurance limit for a legal entity’s aggregated balance at each bank.

As of June 30, 2025 and 2024, the Company had approximately $5.0 million and $0.1 million of cash in banks, most held in the banks located in the mainland of China and in the United States, respectively. Most of cash balance as of June 30, 2025 and 2024 were denominated in RMB while most of cash balance as of June 30, 2024 were denominated in RMB.

Accounts receivable, net

Accounts receivables are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company grant credit to customers, without collateral, under normal payment terms. The Company uses a loss rate method to estimate allowance for credit losses for accounts receivable from cross-border freights solutions and aging schedule to estimate the allowance for credit losses for accounts receivable from distribution of pharmaceutical products respectively. Loss-rate approach is based on the historical loss rates. The Company evaluates the expected credit loss of accounts receivable based on customer financial condition and historical collection information adjusted for current market economic conditions and forecasts of future economic performance when appropriate. For those past due balances over one year and other higher risk receivables identified by the Company are reviewed individually for collectability. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of June 30, 2025 and 2024, the Company recorded the allowance of credit loss of $87,728 and $54,066, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Notes receivable, net

Notes receivable represents bank acceptance notes issued by financial institutions in the People’s Republic of China (“PRC”), typically received from customers as settlement for trade receivables. These notes are payable on demand or at a specified future date and are guaranteed by the issuing bank.

As of June 30, 2025 and 2024, the Company held notes receivable totaling $65,152 and $nil, all of which are expected to be collected within twelve months and are classified as current assets. The Company recognized $nil allowance for expected credit loss on bank notes receivable during the reporting periods, as all the acceptance notes were endorsed to suppliers for accounts payable payments.

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first out (FIFO) method. Costs include the cost of pharmaceutical products. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is estimated using selling price in the normal course of business less any costs to complete and sell products. As of June 30, 2025, the Company did not record any inventory provision.

Investment in other entity

The Company assesses its investment in ABL Wuhan and determines that no significant influence over investee existed, as defined in ASC 323-10-15-6, and therefore accounts for the investment used the measurement alternative under ASC 321-10-35-2. Under this approach, the investment is measured at cost, and adjusted for impairments, with changes recognized in net income. The investment in other entity that does not report net asset value is subject to qualitative assessment for indicators of impairments.

On August 4, 2023, ABL Wuhan ceased to be the Company’s subsidiary and became the Company’s long-term investment. As of June 30, 2025 and 2024, the Company’s investment in ABL Wuhan amounted to $15,741 and $15,741 respectively, and no impairment charges was recorded.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. The straight-line depreciation method is used to compute depreciation over the estimated useful lives of the assets, as follows:

Useful life
Furniture and fixtures	3 – 7 years
Machinery equipment	3 – 5 years
Vehicles	5 years
Software	3 years
Leasehold improvement	Lesser of the lease term or estimated useful lives of the assets

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

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Intangible Assets, net

Intangible assets consist primarily of business license acquired from asset acquisition. It grants the Company the right of selling and distributing pharmaceutical products and solutions in mainland China.

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

Impairment of long-lived asset

Long-lived assets, including plant, property and equipment and intangible asset, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. The Company reviews the impairment of its right-of-use assets and intangible asset consistent with the approach applied for its other long-lived assets. No impairment charge was recognized for the years ended June 30, 2025 and 2024, respectively.

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

Asset acquisition

When an acquisition is related to a single asset or a group of similar assets, or does not meet the definition of a business combination, as the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, we account for the acquisition as an asset acquisition. In an asset acquisition, any direct acquisition-related transaction costs are capitalized as part of the purchase consideration. Deferred taxes are recorded on temporary book/tax differences in an asset acquisition using the simultaneous equations method and adjusted the assigned value of the non-monetary assets acquired to include the deferred tax liability (see Note 21).

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

The carrying value of cash, accounts receivable from third parties and related parties, due to shareholders, other receivables, other receivable from related parties, contract assets, loan receivable balance from a third party, loan receivable from related parties, accounts payable, convertible debts - current, loan payable to a related party, other payables, dividend payable and accrued expenses and other current liabilities approximate fair value due to their short-term nature. For lease liabilities, loan payable to a related party and loans payable, their carrying value approximate the fair value at the year-end, as the interest rates used to discount the host contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of June 30, 2025 and June 30, 2024.

Convertible debts

In accordance with ASC 470, Debt (“ASC 470”) the Company records its 7% original issue discount secured convertible promissory notes (“Notes”) at the aggregate principal amount, less discount. The Company evaluated the loan portion of the Notes with the conversion feature and the detachable warrant under the guidance of ASC 470-20, “Debt with Conversion and Other Options, as amended by ASU 2020-06” and ASC 815, “Derivatives and Hedging.” The Company determined that the warrant met the criteria for equity classification under ASC 815-40. Accordingly, the fair value of the warrant was recorded as a component of additional paid-in capital. Following the adoption of ASU 2020-06, the Notes are recorded as a single unit within liabilities in the consolidated balance sheets as the conversion features within the Notes are not derivatives that require bifurcation and the Notes do not involve a substantial premium. The Convertible debt is subsequently accounted for at amortized cost in accordance with the interest method described in ASC 835-30 (see Note 12).

Debt issuance costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. All debt issuance costs are presented as a direct reduction of debt on the consolidated balance sheets. Approximately $138,994 and $nil were amortized to interest expense during the year ended June 30, 2025 and 2024, respectively.

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

For goods entering the United States, the Company determines that the performance period for revenue recognition is between the pickup date and the date of completing delivery. For customers shipping goods overseas with cargo space booking service, the Company determines that the performance period for revenue recognition is between the container or cargo space confirmed date and the date of arrival at destination. For customers shipping goods overseas without cargo space booking service, the Company determines that the performance period for revenue recognition is between pickup date and the date when the goods depart from airport or port. The performance period may be estimated if the date of completing delivery or the departure date or arrival date has not occurred by the reporting date. The Company has determined that revenue recognition over the time in transit provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers. Determining the performance period and the progress of the transportation as of the reporting date requires management’s estimation and judgement, which may impact the timing of revenue recognition.

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

Revenue from distribution of pharmaceutical products

During the year ended June 30, 2025, the Company started to generate revenue from the distribution of pharmaceutical and medical products. The Company orders products from the manufacturer, receives and carries the product at a designated warehouse, and delivers the product directly to its customers’ warehouses or designated locations. Revenue is recognized at a point in time when control of goods is transferred to the customers upon goods delivered to the customers and accepted by the customers.

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

In the Company’s distribution of pharmaceutical products business, the Company determined that in all of its major business activities, it serves as a principal rather than an agent within their revenue arrangements under the fact that the Company controls the goods before they are transferred to customers, bears inventory risk, and has discretion in establishing pricing. As a principal, the Company recognizes revenue on a gross basis within the consolidated statements of income (loss) and comprehensive income (loss).

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

The Company’s disaggregation of revenues for years ended June 30, 2025 and 2024 is disclosed as below:

By service/product type

	For the years ended June 30,
	2025	2024
Cross-border ocean freights solutions	$5,781,180	$7,873,835
Cross-border airfreights solutions	9,246,780	10,441,320
Distribution of pharmaceutical products	2,762,465	-
Total revenue	$17,790,425	$18,315,155

	For the years ended June 30,
	2025	2024
Timing of revenue recognition:
Service transferred over time	$15,027,960	$18,315,155
Product sales at a point in time	2,762,465	-
Total revenue	$17,790,425	$18,315,155

By customer geographic location

	For the years ended June 30,
	2025	2024
Asia-based customers	$14,819,977	$13,081,165
U.S.-based customers	2,970,448	5,233,990
Total revenue	$17,790,425	$18,315,155

Contract assets

Contract assets represent estimated amounts for which the Company has the right to consideration for the services provided while a delivery is still in-transit and has not yet invoiced the customer. The estimated contract asset is based on the estimated completion percentage of the performance obligation. We believe that customers simultaneously benefit from the comprehensive services we provided. Upon completion of the performance obligations, which can vary in duration based upon the method of transport and billing the customer, these amounts become classified within accounts receivable. As of June 30, 2025 and 2024, the Company recorded contract assets of $119,054 and $129,506 respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Contract liabilities

Contract liabilities represent estimated advances received from customers. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of June 30, 2025 and 2024, the Company recorded contract liabilities of $15,355 and $nil, which will be recognized as revenue upon delivery of the products and the acceptance by the customers. For the year ended June 30, 2025 and 2024, the amounts transferred from contract liabilities to revenue at the beginning of the fiscal period were nil and nil.

Refund liabilities and right of returned assets

 Refund liabilities represent the estimated amount of consideration expected to be refunded to customers and are recorded at the time revenue is recognized. Refund allowances are recorded as a reduction in sales with corresponding refund liabilities, and the estimated cost of refunded inventory is recorded as a reduction to cost of sales and an increase of right of return assets. The estimate is based on historical refund patterns, current trends, and contractual terms. If actual results differ from the estimates, the Company revises its estimated refund liabilities accordingly. Each period end, the Company reviews and reassesses the adequacy of its recorded refund liabilities and adjusts the amount as necessary. As of June 30, 2025 and 2024, the Company recorded refund liabilities of $77,235 and $nil respectively on the consolidated balance sheet. As of June 30, 2025 and 2024, the Company recorded right of return asset of $141,687 and $nil respectively on the consolidated balance sheet.

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

In the Company’s distribution of pharmaceutical products business, cost of revenues primarily consists of cost of products.

Selling expenses

Selling expenses primarily include salaries expense, advertising expense, and traveling expense of sales team engaged in developing potential customers and maintaining customer relationships and transportation cost for selling pharmaceutical products.

General and administrative expenses

General and administrative expenses primarily include salaries and staff benefits, repair and maintenance expense, depreciation on property and equipment, lease expenses of warehouses used for administrative purpose and office premises, travelling and entertainment, bank charges, legal and professional fees, insurance expenses and other office expenses.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

401(k) benefit plan

401(k) benefit plan covers substantially all employees and allows voluntary employee contributions up to the annually adjusted Inland Revenue Service (“IRS”) dollar limit. These voluntary contributions are matched equal to 100% of the first 3% of the employee’s compensation contributed and 50% of contributions exceeding 3% of eligible compensation, not to exceed 5% of the total eligible compensation. The employees’ voluntary contributions and the Company’s matching contributions are 100% vested immediately. The Company adopted the 401(k) benefit plan from April 2022. The expense related to matching employees’ contributions was $31,146 and $30,616 for the years ended June 30, 2025 and 2024, respectively.

Employee defined contribution plan

Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to them. Chinese labor regulations require that the Company make contributions to the government for these benefits based on government prescribed percentage of the employee’s salaries. The Company has no legal obligation for the benefits beyond the contributions. The total amount was expensed as incurred. For the years ended June 30, 2025 and 2024, employee welfare contribution expenses amounted to approximately $31,429 and nil, respectively.

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

Rental income

The Company subleased portion of its offices area, warehouse and parking lots to third parties and related parties. The Company recognizes rental income over the sublease period. For the years ended June 30, 2025 and 2024, the Company recognized rental income amounted to $381,480 and $327,235, respectively, included in other income, net on the consolidated statements of income (loss) and comprehensive income (loss).

Income taxes

Before the Reorganization, the Company has elected to be taxed as an S Corporation for federal and state income tax purposes. As an S Corporation, the Company is not subject to federal income tax and state tax in Illinois. However, Illinois allows subchapter S corporations to elect to pay the Pass-through Entity (PTE) tax at entity level for tax years ending on or after December 31, 2021 and beginning prior to January 1, 2026. The PTE tax rate is equal to 4.95% of the taxpayer’s net income for the taxation year. The S corporation making the election is liable for paying the PTE tax, and the shareholders will receive credit for the amount of PTE tax credit paid but shall be liable to pay any remaining tax based on their share of the pass-through entity’s income and credits. Illinois also taxes 1.5% replacement tax on S corporation’s net taxable income and franchise tax based on the corporation’s paid-in-capital for the 12 months prior to the annual report filing date. The franchise tax is not applicable for the Company. After the Reorganization, the Company’s U.S. subsidiaries is subjected to U.S. federal income tax at 21% and the 7.0% state tax and the 2.5% replacement tax in the state of Illinois.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income taxes (cont.)

The Company’s PRC subsidiaries is governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), domestic enterprises and Foreign Investment Enterprises (the “FIE”) are usually subject to 25% enterprise income tax rate.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic No. 740, Accounting for Uncertainty in Income Taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of June 30, 2025 and 2024, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

Statutory reserves

The Company’s PRC subsidiaries are required to allocate at least 10% of their after-tax profit to the general reserve in accordance with the PRC accounting standards and regulations. The allocation to the general reserve will cease if such reserve has reached to 50% of the registered capital of respective company. These reserves can only be used for specific purposes and are not transferable to the Company in form of loans, advances, or cash dividends. There is no such regulation of providing statutory reserve in United States. The statutory reserve as determined pursuant to PRC statutory laws totaled approximately $63,416 and nil as of June 30, 2025 and 2024, respectively.

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

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Basic and diluted earnings (loss) per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the year ended June 30, 2025 and 2024, the Company reported a net loss. As a result, all potentially dilutive securities, including the convertible debenture, were excluded from the calculation of diluted loss per share because their inclusion would have been antidilutive.

Foreign currency transactions

Our reporting currency is the U.S. dollar. The functional currency of our operations, except for Sichuan Hupan and Hupan Pharmaceutical, is the U.S. dollar. The functional currency of Sichuan Hupan and Hupan Pharmaceutical is the RMB. The assets, liabilities, revenues, and expenses of Sichuan Hupan and Hupan Pharmaceutical are remeasured in accordance with ASC 830. For the year ended June 30, 2025, assets and liabilities of Sichuan Hupan and Hupan Pharmaceutical are translated into U.S. dollars based upon exchange rates prevailing at the end of the year. Revenues and expenses of Sichuan Hupan and Hupan Pharmaceutical are translated at average exchange rates during the reporting period. The resulting translation adjustment is included in accumulated other comprehensive loss.

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

June 30, 2025
Balance sheet items, except for equity accounts	US$1=RMB 7.1636
Items in the statements of income and cash flows	US$1=RMB 7.2143

June 30, 2024
Balance sheet items, except for equity accounts	US$1=RMB 7.2672
Items in the statements of income and cash flows	US$1=RMB 7.2248

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

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentrations and risks

a. Concentration of credit risk

The Company estimates credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash, accounts receivable, contract assets, other receivable, other receivable from related parties, loan receivable balance from a third party and loans receivable from related parties. The Company has designed their credit policies with an objective to minimize their exposure to credit risk.

The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains majority of bank accounts in mainland China, where there is a RMB 500,000 deposit insurance limit for a legal entity’s aggregated balance at each bank. As of June 30, 2025, four banks account exceeded the insured limit. As of June 30, 2024, the Company did not have any bank accounts in mainland China. To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the mainland China.

The Company also has the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of June 30, 2025 and 2024, no bank balance exceeded the insured limit. To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the United States.

The Company has adopted a credit policy of dealing with creditworthy counterparties to mitigate the credit risk from defaults. The management team conducts credit evaluations of its customers, and generally does not require collateral or other security from them. The Company establishes an accounting policy to provide for allowance for credit loss based on the individual customer’s financial condition, credit history, and the future economic conditions. Other receivable and loan receivable from related parties are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. As of June 30, 2025 and 2024, none of the Company’s other receivable and loan receivable from related parties are impaired.

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

c. Interest rate risk

The interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. Our exposure to interest rate risk primarily relates to the interest rates from our lessors, convertible debenture and our private lenders. The shareholder loans bear no interest. We have not been exposed to material risks due to the fact that our leasing obligations’ interest rate and the private loan’s interest are fixed at commence date of the leases and loans and we have not used any derivative financial instruments to manage our interest risk exposure. However, we cannot provide assurance that we will not be exposed to material risks due to changes in market interest rate in the future.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentrations and risks (cont.)

d. Liquidity risk

Liquidity risk arises through the excess of financial obligations over available financial assets due at any point in time. Our objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet our liquidity requirements at any point in time. The Company monitors and analyzes its cash flow position, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. The Company typically funds the working capital needed primarily from operations, loans, shareholder advances to the Company, as well as the external financing activities.

e. Significant customers and suppliers

The Company had one third-party customer generated over 10% of the Company’s total revenue for the year ended June 30, 2025. The Company had no related-party customer generated over 10% of the Company’s total revenue for the year ended June 30, 2025. The Company had three third-party customers generated over 10% of the Company’s accounts receivable as of June 30, 2025. The Company had no related-party customer generated over 10% of the Company’s accounts receivable as of June 30, 2025.

The Company had three third-party customers generated over 10% of the Company’s total revenue for the year ended June 30, 2024. The Company had one related-party customer generated over 10% of the Company’s total revenue for the year ended June 30, 2024. The Company had one third-party customer generated over 10% of the Company’s accounts receivable as of June 30, 2024. The Company had one related-party customer generated over 10% of the Company’s accounts receivable as of June 30, 2024.

The Company had one third-party supplier represented over 10% of the Company’s cost of revenue for the year ended June 30, 2025. The Company had no related-party supplier represented over 10% of the Company’s cost of revenue for the year ended June 30, 2025. The Company had one third-party supplier represented over 10% of the Company’s accounts payable as of June 30, 2025. The Company had no related-party supplier represented over 10% of the Company’s accounts payable as of June 30, 2025.

The Company had one third-party supplier represented over 10% of the Company’s cost of revenue for the year ended June 30, 2024. The Company had one related-party supplier represented over 10% of the Company’s cost of revenue for the year ended June 30, 2024. The Company had one third-party supplier represented over 10% of the Company’s accounts payable as of June 30, 2024. The Company had one related-party supplier represented over 10% of the Company’s accounts payable as of June 30, 2024.

Recent accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Derivatives and Hedging (Topic 815), or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a retrospective or a retrospective approach. The Company has adopted ASU 2020-06 using the retrospective approach during the year ended June 30,2025.

In April 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements. The amendments require the disclosure of (1) significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss; (2) an amount for other segment items by reportable segment and a description of its composition; and (3) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s). The amendments also provide disclosure requirements for interim periods and entities that have a single reportable segment. Details of segment reporting are set out in Note 2 and Note 18.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which improves income tax disclosures. The amendments require the disclosure of specific categories in rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendments also require disaggregated information about the amount of income taxes paid (net of refunds received), Income (or loss) from continuing operations before income tax expense (or benefit) and Income tax expense (or benefit) from continuing operations. The new guidance is required to be applied either prospectively or retrospectively. This guidance is effective for the Company for the year ending June 30, 2026. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recent accounting pronouncements (cont.)

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” and issued subsequent amendment within ASU 2025-01. The amendments require disaggregation disclosure for certain expense captions presented on the face of income statement, as well as additional disclosure about selling expenses. This guidance is effective for the Company for the year ending June 30, 2028 and interim reporting periods during the year ending December 31, 2029. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its disclosures.

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments also clarify some specific applications of induced conversion guidance and that the guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The new guidance is required to be applied either prospectively or retrospectively. This guidance is effective for the Company for the year ending June 30, 2027. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance.

In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity,” which requires an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider specific factors to determine the accounting acquirer and removes the requirement that the primary beneficiary always is the acquirer for certain transactions. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The amendments do not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance is required to be applied prospectively to any acquisition transaction that occurs after the initial application date. This guidance is effective for the Company for the year ending June 30, 2028. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance.

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Refinements. This update clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, ASU 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one party. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. The amendments are effective for the Company for the year ending June 30, 2028, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-07 on its consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income (loss) and comprehensive income (loss) and statements of cash flows.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	June 30, 2025	June 30, 2024
Accounts receivable – third-party customers	$2,983,308	$2,122,107
Less: allowance for credit loss – third-party customers	(87,728)	(39,955)
Accounts receivable from third-party customers, net	$2,895,580	$2,082,152

Accounts receivable – related party customers	$396,331	$777,396
Less: allowance for credit loss – related party customers	-	(14,111)
Total accounts receivable, net	$396,331	$763,285

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — ACCOUNTS RECEIVABLE, NET (cont.)

Approximately $2.3 million or 77.1% of the accounts receivable from third party customers have been collected as of October 8, 2025.

All the accounts receivable from related party customers have been collected as of October 8, 2025.

The movement of allowance for credit loss for the years ended June 30, 2025 and 2024 is as follows:

	June 30, 2025	June 30, 2024
Beginning balance	$54,066	$25,909
Provision of expected credit loss allowance	33,432	28,157
Effect of foreign exchange translation	230	-
Ending balance	$87,728	$54,066

The Company recorded addition of allowance for credit loss of $33,432 and $28,157 for the years ended June 30, 2025 and 2024, respectively.

NOTE 4 — INVENTORIES, NET

Inventories, net consists of the following:

	June 30, 2025	June 30, 2024
Finished goods	$96,534	$-
Less: inventory allowance	-	-
Inventories, net	$96,534	$-

The Company recorded inventory allowance of $nil for the year ended June 30, 2025.

NOTE 5 — LOAN TO A THIRD PARTY

On October 8, 2024, the Company entered into a loan agreement with a third party for a principal amount up to $2 million at a fixed interest rate of 4.35% per annum with a maturity date of twelve months. There is no pledge and guarantee from the third party and the loan is on demand and can be called by the Company. The loan balance was $11,380 as of June 30, 2025. The Company recognized interest income of $28,120 in connection with this loan to a third party.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2025	June 30, 2024
Furniture and Fixtures	$75,901	$49,887
Machinery equipment	290,818	281,230
Vehicles	324,267	324,267
Software	5,386	-
Leasehold improvement	267,933	82,050
Subtotal	964,305	737,434
Less: accumulated depreciation	(574,884)	(392,551)
Property and equipment, net	$389,421	$344,883

Depreciation expense recorded in general and administrative expense was $106,853 and $71,980 for the years ended June 30, 2025 and 2024, respectively. Depreciation expense recorded in cost of revenue was $91,674 and $72,657 for the years ended June 30, 2025 and 2024, respectively. During the year ended June 30, 2025, the Company disposed of a vehicle with a net book value of $115,310. The vehicle previously held by the Company under a financing arrangement was repossessed by the lender. As a result of the repossession, the Company was relieved of its obligation to settle the remaining outstanding balance on the related loan. The Company recognized a loss on disposal of $21,540, which is included in general and administrative expenses in the consolidated statement of income (loss) and comprehensive income (loss) under this arrangement.

NOTE 7 — INTANGIBLE ASSETS, NET

Net intangible assets consists of the following:

	June 30, 2025	June 30, 2024
License	$418,867	$-
Less: accumulated amortization	(53,427)	-
Intangible asset, net	$365,440	$-

On November 5, 2024, the Company purchased a license of pharmaceutical distribution in Mainland China through its acquisition of 100% equity interest in Hupan Pharmaceutical. The Company recognized the distribution license as an intangible asset of $418,867 based on the assessment of fair value at the purchase date (see Note 21), adjusted by deferred taxes impact on temporary tax differences in an asset acquisition using the simultaneous equations method. The transaction was closed on November 21, 2024. No impairment expense was recognized for the year ended June 30, 2025. Amortization expense of $53,427 was recognized for the year ended June 30, 2025.

NOTE 8 — LEASES

The Company has multiple lease agreements for warehouses, warehouse machinery and equipment and offices. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company entered into three new operating lease agreements for the year ended June 30, 2025. The ROU asset was recognized at the discount rate of 10.25% for one lease with a lease term of 1.6 years in the U.S., of 4.42% for another lease with a lease term of 2 years in China, and of 4.42% for another lease with a lease term of 5 years in China, resulting in a total of $1,451,938 on the commencement date.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LEASES (cont.)

For the year ended June 30, 2025, the Company entered into two new finance lease agreements for the year ended June 30, 2025. The ROU asset was recognized at the discount rate of 9.75% and 10.75% respectively for two leases with the lease term of 5 years and 5 years respectively in the U.S., resulting in a total of $89,003 on the commencement date.

Total operating lease expenses on offices, warehouses, and warehouse equipment for the years ended June 30, 2025 and 2024 were $2,042,946 and $1,005,686, respectively.

Total finance lease expenses on warehouse machinery and equipment for the years ended June 30, 2025 and 2024 were $38,540 and $32,525, respectively. Depreciation of finance lease right-of-use assets were $32,681 and $30,712 for the years ended June 30, 2025 and 2024, respectively.

The following table includes supplemental cash flow and non-cash information related to leases:

	For the years ended,
	2025	2024
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,540,032	$846,992
Operating cash flows from finance leases	$5,859	$1,813
Financing cash flows from finance leases	$30,779	$29,628
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$89,003	$19,982
Operating lease liabilities	$1,451,938	$2,094,498

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases is as follows:

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term (years):
Operating lease	2.44 years	3.05 years
Finance lease	3.19 years	1.31 years

Weighted average discount rate:
Operating lease	7.00%	6.30%
Finance lease	9.32%	6.51%

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LEASES (cont.)

The following is a schedule of maturities of operating and finance lease liabilities as of June 30, 2025:

Operating leases

Twelve months ending June 30,	Repayment
2026	$2,500,558
2027	574,730
2028	594,275
2029	567,260
2030	22,823
Total future minimum lease payments	4,259,646
Less: imputed interest	(376,574)
Total operating lease liabilities	$3,883,072

Financing leases

Twelve months ending June 30,	Repayment
2026	$53,409
2027	24,810
2028	21,656
2029	21,656
2030	7,219
Total future minimum lease payments	128,750
Less: imputed interest	(15,448)
Total finance lease liabilities	$113,302

NOTE 9 — ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables comprise the following amounts relating to the operation of the Company

	June 30, 2025	June 30, 2024
Credit card payables	$370,766	$235,673
Payroll liabilities	378,358	120,379
Accrued expense (a)	806,324	435,019
Other payables	564,546	544,733
Total	$2,119,994	$1,335,804

Note	(a):	The balance mainly consists of accrued interest of $220,823 and $175,019, accrued insurance expense of $10,080 and nil, and accrued professional fee of $526,282 and $260,000 as of June 30, 2025 and 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — LOANS PAYABLE

The Company obtained multiple loans to finance the purchase of vehicles and warehouse machinery and obtained other loans to support its working capital needs.

The loan balance consists of the following:

	June 30, 2025	June 30, 2024
Equipment loans (a)	$34,645	$84,357
Vehicle loans (b)	88,762	146,283
Other loans	1,237,103	652,697
Total	1,360,510	883,337
Less: loan payable, current	(1,300,112)	(746,962)
Loan payable, non-current	$60,398	$136,375

(a) Equipment loans

The Company made the total principal repayments of $49,712 and $63,981 in connection with the equipment loans during the years ended June 30, 2025 and 2024, respectively. Interest expenses for the above-mentioned equipment loans amounted to $5,235 and $9,168 during the years ended June 30, 2025 and 2024, respectively.  The Company did not have any new equipment loan during the year ended June 30, 2025.

(b) Vehicle loans

During the year ended June 30, 2025, the Company entered into a new vehicle loan with Tesla, Inc. for a principal amount of $ 102,235 at a fixed interest rate of 9.14% per annum with a maturity date of October 18, 2030. During the year ended June 30, 2025, the lender repossessed a vehicle previously held by the Company under a financing arrangement. As a result of the repossession, the Company was relieved of its obligation to settle the remaining outstanding balance on the related loan. The Company recognized a loss on disposal of $21,540, which is included in general and administrative expenses in the consolidated statement of income (loss) and comprehensive income (loss) under this arrangement.

The Company made the total principal repayments of $65,987 and $55,981 in connection with the above vehicle loans during the years ended June 30, 2025 and 2024, respectively. Interest expenses for the above-mentioned above vehicle loans amounted to $11,037 and $6,188 during the years ended June 30, 2025 and 2024, respectively.

Other loans

	June 30, 2025	June 30, 2024
Loan A	$120,000	$150,000
Loan B	50,000	200,000
Loan C	50,000	50,000
Loan D	95,000	175,000
Loan E	12,009	77,697
Loan F	50,000	—
Loan G	19,995	—
Loan H	99,975	—
Loan I	317,252	—
Loan J	10,000	—
Loan K	100,000	—
Loan L	50,003	—
Loan M	23,347	—
Loan N	139,595	—
Loan O	99,927	—
Total	$1,237,103	$652,697

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — LOANS PAYABLE (cont.)

(a)	The Company entered a loan of $300,000 with a third party on March 1, 2022. The loan is unsecured, with a fixed interest of 15% per annum and payable on monthly basis, for 6 months period and matured on September 1, 2022. On September 1, 2022, both parties agreed to extend the loan’s principal payment term to on demand. The Company has made repayment of $30,000 during the year ended June 30, 2025.

(b)

The Company entered a loan of $200,000 with a third party on July 26, 2021. The loan is unsecured, with no interest bearing for 6 months period and matured on January 25, 2022. The Company paid a principal of $100,000 during the year ended June 30, 2021 and both parties agreed to extend the remaining principal balance of $100,000 payment term to on demand. On April 8, 2024, the Company entered another loan of $100,000 with the same party. On June 27, 2025, the Company entered another loan of $50,000 with the same party. The loan is unsecured, with no interest bearing for a 6-month period and matured on September 7, 2024. The Company has made repayment of $200,000 during the year ended June 30, 2025.

(c)	The Company entered a loan agreement of $50,000 with an employee on October 27, 2021. The loan is non-interest bearing, for a 12-month period, and matured on October 26, 2022.

On October 26, 2022, both parties agreed to extend the loan term to on demand.

(d)	The Company entered a loan agreement of $100,000 with a third party on July 3, 2023. The loan is non-interest bearing, for a 6-month period.

On April 10, 2024, the Company entered another loan agreement of $75,000 with same party. The loan is non-interest bearing, for a 6-month period, and matured on September 9, 2024.

The Company made repayment of $80,000 during the year ended June 30, 2025. Both parties agreed to extend the remaining principal balance of $95,000 payment term to on demand.

(e)	The Company entered a loan of $125,000 with a third party on August 17, 2023. The loan is personally guaranteed by Henry Liu, the CEO, with a fixed interest of 16.00% per annum for 24 months period and matured on August 16, 2025. The monthly payment is $6,120 blending of interest and principal.

(f)	On October 16, 2024, the Company entered a loan of $150,000 with a third party. The loan is personally guaranteed by Henry Liu, the CEO, with a fixed interest of 33.37% per annum and payable on monthly basis, for 12 months period and matured on October 16, 2025. The monthly payment is $16,250 for the first six months and $13,250 for the remaining six months blending of interest and principal.

(g)	The Company entered a loan of $45,000 with a third party on November 5, 2024. The loan is personally guaranteed by Henry Liu, the CEO, with a fixed interest of 24.16% per annum and payable on monthly basis, for 12 months period and matured on November 5, 2025. The monthly payment is $4,259 blending of interest and principal.

(h)	The Company entered a loan of $99,975 with a third party on January 21, 2025. The loan is unsecured, with no interest bearing for 6 months period and matured on July 21, 2025.

(i)	The Company entered a loan of $350,000 with a third party on May 17, 2025. The loan is personally guaranteed by Henry Liu, the CEO, and Shuai Li, the Shareholder, with a fixed interest of 45.7% per annum and payable on weekly basis, for 52 weeks and matured on May 16, 2026. The monthly payment is $8,413 blending of interest and principal.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — LOANS PAYABLE (cont.)

(j)	The Company entered a loan of $10,000 with a third party on April 18, 2025. The loan is unsecured, with no interest bearing for 6 months period and matured on October 18, 2025.

(k)	The Company entered a loan of $100,000 with an unrelated party on June 30, 2025. The loan is unsecured, with no interest bearing for 6 months period and matured on December 30, 2025.

(l)

The Company entered a loan of $67,003 with a third party on April 10, 2025. The loan is unsecured, with no interest bearing for 6 months period and matured on October 10, 2025. The Company has made repayment of $17,000 during the year ended June 30, 2025.

(m)	The Company entered a loan of $23,347 (RMB167,250) with a third party on August 9, 2024. The loan is unsecured, with no interest bearing and repayable on demand

(n)	The Company entered a loan of $139,595 (RMB1,000,000) with a third party on June 6, 2025. The loan is unsecured, with no interest bearing for 12 months period and matured on May 31, 2026.

(o)

The Company entered a loan of $99,928 with a third party on June 27, 2025. The loan is at a fixed interest of 8.99% per annum and payable on monthly basis, for 11 months period and matured on May 27, 2025. The monthly payment is $9,498 blending of interest and principal.

The Company made the total principal repayments of $553,440 and $214,986 in connection with the above other loans during the years ended June 30, 2025 and 2024, respectively. Interest expenses for the above-mentioned other loans amounted to $100,096 and $79,697 during the years ended June 30, 2025 and 2024, respectively.

The repayment schedule for the Company’s loans is as follows:

Twelve months ending June 30,	Vehicle loans	Equipment loans	Others	Total
2026	$37,167	30,977	1,311,400	1,379,544
2027	35,353	5,790	—	41,143
2028	13,406	—	—	13,406
2029	8,937	—	—	8,937
Total undiscounted borrowings	94,863	36,767	1,311,400	1,443,030
Less: imputed interest	(6,101)	(2,122)	(74,297)	(82,520)
Total	$88,762	34,645	1,237,103	1,360,510

NOTE 11 — LOAN FROM A RELATED PARTY

On March 1, 2025, the Company entered into a loan agreement with a related party – ABL Shenzhen (see Note 14) for a principal amount up to $124,176, bearing interest at a fixed interest rate of 7.79% per annum, with a maturity date of March 1, 2028. The loan balance was $124,176 as of June 30, 2025, respectively, and interest expense in connection with the loan for the years ended June 30, 2025 was $2,418.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — CONVERTIBLE DEBTS

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

The Note does not bear any interest absent an Event of Default (as defined in the Note) and matures on June 5, 2026. Commencing on the earlier of (i) the 60-day anniversary after the date hereof and (ii) the date on which the first Resale Registration Statement shall have been declared effective by the Commission, the Company is required to pay to the Investor the outstanding principal balance under the Note in monthly installments, on such date and each one (1) month anniversary thereof, in an amount equal to 105% of the total principal amount multiplied by the quotient determined by dividing one by the number of months remaining until the maturity date of the Note, until the outstanding principal amount has been paid in full or, if earlier, upon acceleration, conversion or redemption of the Note in accordance with its terms. All monthly payments are payable by the Company, in cash, provided that under certain circumstances, as provided in the Note, the Company may elect to pay in common stock. The number of common shares to be converted shall be calculated by the monthly payment divided by the Conversion Price. The Conversion Price is the lesser of (i) the initial fixed conversion price of $1.9098 and (ii) 95% of the average of the four lowest daily VWAPs during the 20 trading day period immediately preceding the applicable payment date, provided that such price shall not be less than the Floor Price of $0.234. At any time after the original issuance date, the Note shall be convertible (in whole or in part) at the option of the Investor into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing (x) that portion of the outstanding Principal and any accrued and unpaid interest thereon that Invest elects to convert by (y) the Applicable Conversion Price then in effect on the date.

On April 22, 2025, the Second Closing of the First Tranche was consummated. The Company issued Investor Warrants to purchase 202,082 shares of common stock at an initial exercise price of $1.929 per share, subject to certain adjustments set forth therein.

The Company evaluated the Note with conversion features and the detachable warrant under the guidance of ASC 470-20, “Debt with Conversion and Other Options, as amended by ASU 2020-06” and ASC 815, “Derivatives and Hedging.” The Company determined that the warrant met the criteria for equity classification under ASC 815-40. Accordingly, the relative fair value of the warrant was recorded as a component of additional paid-in capital on the issuance date.

The Company determined that embedded derivative meets the definition of derivative instruments under ASC 815, Derivatives and Hedging. Following the adoption of ASU 2020-06, the Notes are recorded as a single unit within liabilities in the consolidated balance sheets as the conversion features within the Notes are not derivatives that require bifurcation and the Notes do not involve a substantial premium.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — CONVERTIBLE DEBTS (cont.)

The Company accounted for the host debt as a liability recorded at amortized cost under ASC 470-10, net of issuance costs and any discount that allocated to debt component.

The debt discount and issuance cost will be amortized to interest expense over the term of the Note using the effective interest method.

The Company recorded $667,068, net of the discount and debt issuance cost of $215,867, as the balance of the debt component and $88,444, net of the discount and debt issuance cost of $28,621, as the equity for the warrants at the inception point of the first Closing date by assessing the fair value of each component.

The Company recorded $361,661, net of the discount and debt issuance cost of $74,075, as the balance of the debt component and $53,340, net of the discount and debt issuance cost of $10,924, as the equity for the warrants at the inception point of the second Closing date by assessing the fair value of each component.

The relative fair value of warrants of first closing of the first tranche was estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying share of $1.21, risk free rate of 4.08%, expected term of 5 years; exercise price of the warrants of $1.9098, volatility of 46.09%; and expected future dividends of nil.

The relative fair value of warrants of second closing of the first tranche was estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying share of $0.93, risk free rate of 3.98%, expected term of 5 years; exercise price of the warrants of $1.929, volatility of 46.37%; and expected future dividends of nil.

The Company applied the relative fair value method to allocate the proceeds from the issuance of convertible debt. The Note’s original issue discount and incurred total issuance costs were allocated to the note payable and warrants on the relative fair value basis in accordance with ASC 835-30 and ASC 470-20. The debt discount and issuance cost allocated to the loan component will be amortized to interest expense over the term of the Convertible Debts using the effective interest method.

The initial purchaser’s discount and debt issuance costs primarily consisted of underwriting fees, lawyers fee, investor legal fee, auditor fee and SEC registration fee. These costs were allocated to the debt and equity component based on the allocation of the proceeds as follows:

	Amount	Equity Component	Debt Component
Initial purchaser’s debt discount	$105,000	$12,693	$92,307
Debt issuance cost	224,488	26,852	197,636
Total	$329,488	$39,545	$289,943

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — CONVERTIBLE DEBTS (cont.)

The portion allocated to debt component is amortized to interest expense using the effective interest method over the effected life of the Notes, or approximately 13 and 15 months term. The effective interest rate on the liability component of the Notes for the period from date of issuance is 86.52% and 60.80% for the first closing and second closing, which remains unchanged from the date of issuance.

June 30, 2025
Long term debt
Outstanding principal	$1,021,819
Unamortized Initial Purchaser’s debt discount and debt issuance cost	(150,948)
Accrued interest	39,804
Net carrying amount	$910,675

Convertible debts, current	$910,675
Convertible debts, non-current	-
Total	$910,675

The Company recognized interest expense of $229,254 for the year ended June 30, 2025, which includes $138,994 related to the amortization of the debt discount and issuance costs.

 NOTE 13 — GENERAL AND ADMINISTRATIVE EXPENSES

	For the years ended June 30,
	2025	2024
Payroll expense	$3,335,113	$2,328,547
Staff benefit expense	539,026	407,894
Professional expense	1,387,960	381,932
Travelling and entertainment	487,684	188,679
Office expense	438,372	394,630
Lease expense	349,550	91,670
Insurance	271,311	38,470
Other expense	240,157	27,943
Repair and maintenance	117,826	151,358
Depreciation on plant property and equipment	106,853	71,980
Advertising	46,354	29,537
Rent expense of short-term leases	7,390
Motor expense	18,680	24,433
Bank charges	3,039	1,117
Management fee	8,164	—
Amortization on intangible assets	53,427	—
Total	$7,410,906	$4,138,190

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follows:

Name of Related Party	Relationship with the Company
Mr. Henry Liu	CEO, and an ultimate shareholder of the Company
Mr. Shuai Li	President, and an ultimate shareholder of the Company
Weship Transport Inc. (“Weship”)	Controlled by Mr. Henry Liu
American Bear Logistics (Wuhan) Co., Ltd. (“ABL Wuhan”)	The Company owns 5% of equity interest
American Bear Logistics (Shenzhen) Co., Ltd. (“ABL Shenzhen”)	100% owned subsidiary of ABL Wuhan
LLL Intermodal Inc. (“Intermodal”)	Controlled by Mr. Henry Liu
ABL LAX LLC. (“ABL LAX”)	Controlled by Mr. Henry Liu and Mr. Shuai Li

a)	Other receivable from related parties

Other receivable from related parties consists of balances with the parties listed below, arising from interest receivable, storage income, rental income, contractor salaries charged by related parties, other expenses paid on their behalf:

	June 30, 2025	June 30, 2024
Other receivable from Weship	$753,116	$422,742
Other receivable from Intermodal	99,635	18,537
Other receivable from ABL LAX	18,291	—
Other payable to ABL Shenzhen	(1,612)	—
Total	$869,430	$441,279

The Company has fully collected receivable from ABL LAX and collected approximately $59,000 from Weship and $54,000 from Intermodal as of the October 8, 2025, and is planning to collect the remaining receivable balance from three related parties by the end of December 2025.

b)	Summary of balances payable to related parties

	June 30, 2025	June 30, 2024
Account payable to Weship	$35,003	$175,172
Account payable to ABL Wuhan	9,012	52,000
Account payable to Intermodal	21,222	550
Total	$65,237	$227,722

c)	Summary of balances receivable from related parties

	June 30, 2025	June 30, 2024
Accounts receivable from Weship	$8,853	$32,435
Accounts receivable from ABL Shenzhen	129,588	—
Accounts receivable from ABL Wuhan	257,890	744,961
Total	$396,331	$777,396

The Company has fully collected the accounts receivables from the related parties as of October 8, 2025.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — RELATED PARTY TRANSACTIONS (cont.)

d)	Loan receivable from related parties

	June 30, 2025	June 30, 2024
Loan receivable from Weship	$148,000	$-
Loan receivable from ABL LAX	129,741	-
Total	$277,741	$-

During the fiscal year ended June 30, 2025, the Company entered into a loan agreement with related parties to support working capital needs. The loan bears interest at an annual rate of 8.99%, with the outstanding principal not exceeding US$1.0 million. The loan matures within twelve months from the date of execution. As of June 30, 2025, the total loan receivable from related parties was $0.3 million.

d)	Summary of related parties’ transactions

	For the years ended June 30,
	2025	2024
Revenue from Weship (a)	$8,241	$28,870
Revenue from ABL Wuhan (a)	$1,196,119	$1,835,377
Revenue from ABL Shenzhen (a)	$698,371	-
Revenue from ABL LAX	$3,084	-
Cost of revenue charged by Weship (b)	$869,975	$1,555,680
Rental income from Weship (c)	$331,665	$288,185
Rental income from Intermodal (d)	$20,021	-
Cost of revenue charged by Intermodal (e)	$673,823	$564,519
Cost of revenue charged by ABL Wuhan (f)	$133,403	$162,625
Cost of revenue charged by ABL LAX (g)	$2,737
Interest expense charge by ABL Shenzhen (see Note 11)	$2,418	-

During the years ended June 30, 2025 and 2024, the Company had the following transactions with its related parties — Weship, ABL Wuhan, ABL Shenzhen, ABL LAX and Intermodal

(a)	The Company provides logistic forwarding services to Weship, ABL Wuhan and ABL Shenzhen and charges Weship, ABL Wuhan and ABL Shenzhen at its regular market rate for the services provided.

(b)	Weship is one of the Company’s vendors for truck delivery service.

(c)	The Company subleased portion of its warehouse space to Weship for rental income. The Company subleased its warehouse in Chicago to Weship in July 2023 and again for the period from January 2024 to June 2025. The Company also subleased another warehouse with monthly rent of $6,500 from August 01, 2023 to October 31, 2024.

(d)	The Company subleased portion of its warehouse space to Intermodal for four months and another warehouse for twelve months.

(e)	Intermodal is one of the Company’s vendors, providing truck delivery service and provides labour forces.

(f)	ABL Wuhan provides labor force and certain cross-border freight consolidation and forwarding services and is one of our cross-border freight consolidation and forwarding service providers.

(g)	ABL LAX provides service of arranging goods in and out of warehouse.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — RELATED PARTY TRANSACTIONS (cont.)

e)	Due to shareholders

	June 30, 2025	June 30, 2024
Due to shareholders, end	$—	$(1,018,281)

The balance with the shareholders is unsecured, interest free, and due on demand. The Company had balance of due to shareholder Henry Liu of $nil and $986,923 and Shuai Li of $nil and $31,358 as of June 30, 2025 and 2024, respectively.

f)	Dividend payable to shareholders

	June 30, 2025	June 30, 2024
Dividend payable to Mr. Henry Liu	$—	$(27,056)
Dividend payable to Mr. Shuai Li	—	(71,794)
Total	$—	$(98,850)

No dividend was declared to shareholders for the years ended June 30, 2025. As of June 30, 2025, non-taxable dividends payable of $98,850 were offset against balances due from shareholders.

g)	Salaries and employee benefits paid to major shareholders

	For the years ended June 30,
	2025	2024
Mr. Henry Liu	$110,205	$97,597
Mr. Shuai Li	115,282	104,628
Total	$225,487	$202,225

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the PRC Enterprise Income Tax Law (the “EIT Law”), the standard enterprise income tax rate for domestic enterprises and foreign invested enterprises is 25%.

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

As of June 30, 2025 and 2024, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the period ended June 30, 2025 and 2024, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods.

The provision for income tax for the years ended June 30, 2025 and 2024 consists of the following:

	For the years ended June 30,
	2025	2024
Current income tax expense	$233,855	$46,996
Deferred income tax expense	68,022	(114,333)
Total income tax expense	$301,877	$(67,337)

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — TAXES (cont.)

The following table reconciles the statutory tax rate to the Company’s effective tax the years ended June 30, 2025 and 2024:

	For the years ended June 30,
	2025	2024
Loss before tax	$(4,944,259)	$(295,614)
Statutory state tax rate	21%	21%
Income tax recovery at the federal statutory rate	(1,038,294)	(62,079)

Illinois state tax/PET tax recovery	(354,369)	(2,171)
Illinois replacement tax recovery	(126,560)	(74)
Non-deductible expense	32,864	-
Federal income tax	-	32,358
Change in valuation allowance	1,783,509	(35,371)
Foreign tax rate differential	4,727	-
Total income tax expense	$301,877	$(67,337)

The Company’s deferred tax assets and liabilities consist of the following:

	June 30, 2025	June 30, 2024
Deferred tax assets:
Allowance for credit loss	$24,940	$16,490
Lease liability – operating	1,105,147	1,126,429
Lease liability – financing	34,557	16,799
Non-capital loss carried forward	1,569,089	-
Valuation allowance	(1,816,352)	-
Total deferred tax assets	$917,381	$1,159,718
Deferred tax liabilities:
Right of use assets – operating	(880,513)	(1,058,707)
Right of use assets – financing	(28,608)	(11,430)
Intangible asset – license	(91,360)	-
Total deferred tax liabilities	(1,000,481)	(1,070,137)
Deferred tax (liability) assets, net	$(83,100)	$89,581

As of June 30, 2025, the accumulated tax losses of subsidiaries incorporated in the U.S. of approximately $4,673,000, are allowed to be carried forward to offset against future taxable profits. The carry forward of non-capital losses in the U.S. generally has no time limit, but the loss could be only offset up to 80% of taxable income in a given year. The carry forward of net operating loss generated by the subsidiaries incorporated in the PRC, subject to the agreement of the PRC tax authorities, of approximately $637,000 as of June 30, 2025 can be carried forward for 5 years.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 24, 2025, the Company entered into a Securities Purchase Agreement with certain investors for the issuance and sale of an aggregate of 3,000,000 shares of its common stock, par value $0.0001 per share (the “Shares”), through a private offering. The Shares were sold at a purchase price of $1.00 per share, resulting in total gross proceeds of approximately $3,000,000. Upon closing of the private offering, the Company issued 3,000,000 common shares and recorded as an increase to common stock of $300 and additional paid-in capital of $2,999,700 on the consolidated balance sheet.

As of June 30, 2025 and 2024, 10,500,000 and 6,000,000 common shares were issued and outstanding, respectively, with par value of $0.0001.

Additional Paid-in Capital

The Company has 6,000,000 common stock issued and outstanding before the IPO with the amount of $642,639. For the period ended June 30, 2025, the Company closed its IPO and net proceed from offering, deducted by the deferred IPO cost and par value with the amount of $4,300,152 was transferred to additional paid-in capital.

On the issuance date of the Notes, the Company recorded the fair value of the warrant of $141,784 after allocation of discount and issuance cost (see Note12) as a component of additional paid-in capital, using the Black-Scholes pricing model.

On June 24, 2025, the Company entered into a Securities Purchase Agreement with certain investors for the issuance and sale of an aggregate of 3,000,000 shares of its common stock, par value $0.0001 per share (the “Shares”), through a private offering. The Shares were sold at a purchase price of $1.00 per share, resulting in total gross proceeds of approximately $3,000,000. Upon closing of the private offering, the Company issued 3,000,000 common shares and recorded as an increase to common stock of $300 and additional paid-in capital of $2,999,700 on the consolidated balance sheet.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCKHOLDERS’ EQUITY (cont.)

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

As of June 30, 2025, 75,000 warrants in connection with IPO funding was outstanding, with an exercise price of $4.5 and remaining life of 4.0 years.

Common stock purchase warrants

Pursuant to the Securities Purchase Agreement, the Company agreed to issue, upon the consummation of the closing of each tranche, common stock purchase warrants (“Warrants”) to the Investor (see Note 12).

As of June 30, 2025, 318,827 warrants in connection with the first closing of the first tranche of the Notes were outstanding, with an exercise price of $1.9098 and remaining life of 4.68 years.

As of June 30, 2025, 202,082 warrants in connection with the second closing of the first tranche of the Notes were outstanding, with an exercise price of $1.929 and remaining life of 4.81 years.

Statutory reserves

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve as determined pursuant to PRC statutory laws totaled approximately $63,416 and nil as of June 30, 2025 and 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — LOSS PER SHARE

For the year ended June 30, 2025, all potentially dilutive securities, including the convertible debenture and warrants, were excluded from the calculation of diluted loss per share because the Company was in a loss position. Their inclusion would have been antidilutive. For the year ended June 30, 2024, all potentially dilutive securities, including warrants, were excluded from the calculation of diluted loss per share because the Company was in a loss position. Their inclusion would have been antidilutive.

	For the years ended June 30,
	2025	2024
Net loss attributable to the Company	$(5,246,136)	$(225,252)
Weighted average number of common shares outstanding – Basic and Diluted	7,557,534	6,000,000
Loss per share – Basic and Diluted	$(0.69)	$(0.04)

NOTE 18 — SEGMENT REPORTING

The Company follows Financial Accounting Standards Board (FASB”) Accounting Standards codification “ASC”) Topic 280, Segment Reporting, as amended by Accounting Standards Update (“ASU”) No.2023-07. Segment Reporting Topic 280: Improvements to Reportable Segment Disclosures, the Company continually monitors the reportable segments for changes in fact and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

The Company’s chief operating decision maker (“CODM”) is Mr. Henry Liu, the CEO. The CODM regularly reviews financial information, including segment revenue, gross profit, significant segment expenses (selling expenses and general and administrative expenses), segment net income (loss), and segment assets to evaluate segment performance and allocate resources accordingly.

Based on internal management reporting and assessment, the Company concludes that it has two reporting segments listed as below for the year ended June 30, 2025 and one reporting segment for the year ended June 30, 2024. The Company and its subsidiaries are located either in the U.S. or China. The Company is primarily engaged in the business of providing customized cross-border freight solutions in the U.S. and distribution of pharmaceutical products in China. Segment net income (loss) excludes general corporate administrative expenses and selling expenses including corporate functional costs relating to professional expenses, payroll expense of management, and interest expenses in connection with convertible debt that are managed centrally at the corporate level and are excluded from the measure of segment performance reviewed by the CODM

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — SEGMENT REPORTING (cont.)

The summary of key information by segments for the year ended June 30, 2025 was as follows:

	Cross-border freight solutions (U.S.)	Pharmaceutical distribution (China)	Others	Total for year ended June 30, 2025
Revenue from external customers	$13,122,145	$2,762,465	$–	$15,884,610
Revenue from related parties	$1,905,815	$–	$–	$1,905,815
Cost of revenue	$13,699,648	$1,212,318	$–	$14,911,966
Gross profit	$1,328,312	$1,550,147	$–	$2,878,459
Selling expense	$–	$309,249	$84,041	$393,290
General and administrative expense	$4,766,407	$314,975	$2,329,524	$7,410,906
Depreciation & amortization	$182,718	$14,476	$54,760	$251,954
Income tax provision (credit)	$89,581	$225,653	$(13,357)	$301,877
Capital expenditure	$79,728	$65,522	$5,654	$150,904
Long-lived assets	$3,290,286	$380,407	$455,842	$4,126,535
Segment assets	$6,810,674	$2,730,023	$4,864,764	$14,405,461
Segment profit (loss)	$(3,317,353)	$667,492	$(2,596,275)	$(5,246,136)

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Contractual Commitments

As of June 30, 2025, the Company’s contractual obligations consist of the following:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$4,259,646	$2,500,558	$1,169,005	$590,083	$—
Finance lease obligations	128,750	53,409	46,466	28,875	—
Vehicle loans	94,863	37,167	48,759	8,937	—
Equipment loans	36,767	30,977	5,790	—	—
Other loans	1,311,400	1,311,400	—	—	—
Convertible debts	1,152,692	1,152,692	—	—	—
Loan payable to a related party	124,176	-	124,176	—	—
Total	$7,108,294	$5,086,203	$1,394,196	$627,895	$—

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s consolidated financial position or results of operations or liquidity as of June 30, 2025.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — ASSETS ACQUISITION

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

The acquisition was accounted for as an asset acquisition because the acquisition was related to the pharmaceutical distribution license, a single asset. The acquisition was closed on November 21, 2024. The following table summarizes the fair value of the identifiable assets:

Amount

Total consideration in cash	$552,730

Assets acquired and liabilities assumed:
Cash acquired	9
Original paid in capital paid to Hupan Pharmaceutical	276,365
Intangible assets – license of pharmaceutical distribution	418,867
Other payables	(37,794)
Deferred tax liabilities	(104,717)
Total assets acquired	$552,730

The Company recorded impairment of intangible assets of nil for the year ended June 30, 2025.

NOTE 21 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2025 up through the date the consolidated financial statements were issued, and unless disclosed below, there are not any material subsequent events that require disclosure in these consolidated financial statements.

Exercise of Convertible Debt

Subsequent to the year ended June 30, 2025, the holders of convertible debts exercised its right to convert the outstanding principal into shares of the Company’s common stock. In September 2025, the Company issued an aggregate of 550,872 shares of common stock in accordance with the terms of the note agreement, resulting in the full conversion of the note with a principal amount of $441,024.

The conversion did not result in any gain or loss and had no impact on the Company’s consolidated statement of operations for the year ended June 30, 2025.

LAKESIDE HOLDING LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — SUBSEQUENT EVENTS (cont.)

Securities Purchase Agreement (cont.)

On July 16, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors named therein (the “Investors”), for the issuance and sale by the Company of an aggregate of 2,000,000 shares of Common Stock, par value $0.0001 per share (the “Shares”) in an offering (the “Private Placement”). The closing of the Private Placement occurred on July 17, 2025.

The Securities Purchase Agreement includes customary representations, warranties and covenants by the parties to the agreements. Pursuant to the Securities Purchase Agreements, the Investors have agreed to purchase the Shares at a purchase price of $0.75 per share for an aggregate purchase price of approximately $2,000,000. The Company expects to use the net proceeds from the Private Placement for general corporate purposes.

On August 4, 2025, the Company entered into another Securities Purchase Agreement with Investors, for the issuance and sale by the Company of an aggregate of 1,807,229 shares of Common Stock, par value $0.0001 per share (the “Shares”) in an offering (the “Private Placement”).

The Securities Purchase Agreement includes customary representations, warranties and covenants by the parties to the agreements. Pursuant to the Securities Purchase Agreements, the Investors have agreed to purchase the Shares at a purchase price of $0.83 per share. The Company expects to use the net proceeds from the Private Placement for general corporate purposes.

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

Based upon this evaluation, our management concluded that as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of June 30, 2025 due to the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors, and their ages and positions as of the date of this report, are set forth below:

Name	Age	Position(s)
Henry Liu	35	Chief Executive Officer
Yang Li	43	Chief Operating Officer and Director
Long (Leo) Yi	48	Chief Financial Officer and Director
Zhengyi (Janice) Fang	33	Independent Director
Xiaoou Li	39	Independent Director
Aik Siang Goh	48	Independent Director

Mr. Henry Liu has served as the Chief Executive Officer since our establishment. Mr. Liu has over six years of logistics operation experience, especially in freight forwarding, and he has extensive knowledge of the supply chain industry. Mr. Liu has served as the president of American Bear Logistics Corp., our Illinois operating subsidiary, from February 2018 to present and co-lead its operations, client relationships and business development with Mr. Shuai Li. From August 2017 to February 2018, Mr. Liu served as an operator in Hoson Logistics America Inc., an Illinois-based logistics company, where he took charge of import and export of air and ocean freight. Mr. Liu received his bachelor’s degree in bioengineering from Northwest Agriculture and Forestry University in China in June 2013 and his master’s degree in food safety and technology from Illinois Institute of Technology in December 2015.

Mr. Yang Li has served as our Chief Operating Officer since August 2023. Mr. Yang Li brings extensive leadership experience. Mr. Li served as Chief Executive Officer of Shanghai Nanchao Technology Inc. from 2014 to 2025, Managing Partner at Consensus Capital from 2017 to 2018, Chief Technology Officer of Dealuse Technology Inc. from 2010 to 2014, and began his career at TBA Digital Inc. from 2008 to 2010. Mr. Li holds a Bachelor of Arts in Computing Science from Simon Fraser University, and served as an Adjunct Lecturer at Fudan University’s Master of Science in Engineering program from 2016 to 2018.

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

Ms. Xiaoou Li has served as an independent director since August 2025. Ms. Li brings more than nine years of experience in the financial industry. From 2015 to 2022, Ms. Li served as Account Manager of the Corporate Banking Department at China Citic Bank Corporation Ltd., focusing on corporate customer development, commercial financing product design, and other financing projects. Ms. Li earned a Master of Public Policy degree from the University of Bristol in 2013 and a Bachelor of Management in Land Resource Management from the Capital University of Economics and Business in 2010.

Mr. Aik Siang Goh has served as an independent director since September 2025. As a seasoned entrepreneur and business leader with over two decades of experience, Mr. Goh focus on leveraging cutting-edge technologies to drive innovation and growth. From 2022 to 2025, Ms. Goh served as Founder and Chairman of Edge Matrix Computing (EMC). Ms. Li earned a Master of Finance Management degree from the Macquarie Graduate School of Management in 2008 and a Bachelor of Commerce (Finance) in University of Melbourne in 1999.

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

Our board of directors has undertaken a review of the independence of each director and, based on the information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Zhengyi (Janice) Fang, Xiaoou Li and Aik Siang Goh qualify as independent directors in accordance with the Nasdaq rules. Our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each director.

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

Audit Committee. Our audit committee consists of Ms. Zhengyi (Janice) Fang, Ms. Xiaoou Li and Mr. Goh, and is chaired by Ms. Fang. Ms. Fang, Ms. Li and Mr. Goh each satisfies the “independence” requirements of Rule 5605(c)(2) of the Listing Rules of the Nasdaq and meet the independence standards under Rule 10A-3 under the Exchange Act, as amended. We have determined that Ms. Fang qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

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

Compensation Committee. Our compensation committee consists of Ms. Fang, Ms. Li and Mr. Goh, and is chaired by Ms. Li. Ms. Fang, Ms. Li and Mr. Goh each satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq. The compensation committee assists the board of directors in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our executive officers may not be present at any committee meeting during which their compensation is deliberated upon. The compensation committee is responsible for, among other things:

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

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Ms. Fang, Ms. Li and Mr. Goh, and is chaired by Mr. Goh. Ms. Fang, Ms. Li and Mr. Goh each satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board of directors and its committees. The nominating and corporate governance committee is responsible for, among other things:

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

To our knowledge, based solely on our review of Forms 3, 4 and 5 and any amendments thereto furnished to us, we believe that during the fiscal year ended June 30, 2025, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our named executive officers (“NEOs”) for the fiscal years ended June 30, 2024 and 2025.

Name and Principal Position	For the Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other ($)	Total ($)
Henry Liu	2025	73,200	-	-	-	-	-	-	73,200
Chief Executive Officer	2024	72,800	-	-	-	-	-	-	72,800

Shuai Li (1)	2025	83,882	-	-	-	-	-	-	83,882
Former Chief Operating Officer	2024	83,548	-	-	-	-	-	-	83,548

Long Yi (2)	2025	80,000	-	-	-	-	-	-	80,000
Chief Financial Officer	2024	-	-	-	-	-	-	-	-

Lan Su (3)	2025	34,127	-	-	-	-	-	-	34,127
Former Chief Operating Officer	2024	-	-	-	-	-	-	-	-

(1)	Effective December 9, 2024 and March 13, 2025, Mr. Shuai Li resigned as the Chief Operating Officer and the director of the Company, respectively. Meanwhile, he remains to be one of the senior management of ABL.
(2)	Mr. Yi became our Chief Financial Officer upon the completion of our initial public listing on June 27, 2024 and received no compensation during the fiscal year ended June 30, 2024.
(2)	Mr. Su became our Chief Operating Officer on December 9, 2024 and received no compensation during the fiscal year ended June 30, 2024. Effective August 29, 2025, Mr. Su resigned from the Board of the Company.

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

Our NEOs did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the fiscal years ended June 30, 2025. Our board of directors may elect to provide our officers and other employees with non-qualified defined contribution or other non-qualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Our NEOs did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the fiscal years ended June 30, 2025.

Director Compensation

 The following table sets forth certain information concerning the compensation of our then serving executive directors for the fiscal year ended June 30, 2025, except that the compensation of Mr. Long Yi and Mr. Lan Su as a director is included in “- Summary Compensation Table”:

Name and Principal Position	For the Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other ($)	Total ($)
Yiye Zhou (1)	2025	20,000							20,000

Zhengyi (Janice) Fang	2025	20,000							20,000

Cynthia Vuong (2)	2025	20,000							20,000

(1)	Effective September 30, 2025, Ms. Yiye Zhou resigned from the Board of the Company.

(2)	Effective August 29, 2025, Ms. Vuong resigned from the Board of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information, as of the date of this report, with respect to the beneficial ownership of our shares of common stock by: (a) each named executive officer, each of our directors, and our directors and executive officers as a group; and (b) each person or entity known by us to own beneficially more than 5% of our shares of common stock. Percentage ownership is based on an aggregate of 17,427,559 shares of common stock outstanding as of the date of this report. We have determined beneficial ownership in accordance with the rules of the SEC.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	%†
Executive Officers and Directors
Henry Liu(2)	2,700,600	15.5%
Long (Leo) Yi	-
Aik Siang Goh	-
Zhengyi (Janice) Fang	-
Yang Li	-
Xiaoou Li	-
All Executive Officers and Directors as a group	2,700,600	15.5%
5% or Greater Holders	-
H&L LOGISTICS INTERNATIONAL LLC(2)	2,700,600	15.5%
JIUSHEN TRANSPORT LLC(3)	3,000,000	17.2%
Brink Holding Limited(4)	910,330	5.2%

(1)	Unless noted otherwise, the address of all listed stockholder is 1475 Thorndale Avenue, Suite A, Itasca, Illinois 60143.
(2)	Represents 2,700,600 shares of common stock held of record by H&L LOGISTICS INTERNATIONAL LLC, a company wholly owned by Mr. Henry Liu organized under the laws of the State of Illinois. The registered address of H&L LOGISTICS INTERNATIONAL LLC is 270 Hearthstone Drive, Bartlett, Illinois 60103.
(3)	Represents 3,000,000 shares of common stock held of record by JIUSHEN TRANSPORT LLC, a company wholly owned by Mr. Shuai Li organized under the laws of the State of Illinois. The registered address of JIUSHEN TRANSPORT LLC is 1360 West Walton Street, Chicago, Illinois 60642.

(4)	Represents 910,330 shares of common stock held of record by Brink Holding Limited, a company wholly owned by Ms. Huifen Hua organized under the laws of British Virgin Islands. The registered address of Brink Holding Limited is Craigmuir Chambers, Road Town, Tortola, VG 1110, British Virgin Islands.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following sets forth the transactions we have entered into since July 1, 2022, and any currently proposed transactions, to which we were or are expected to be a participant where (i) the amount involved exceeded or will exceed the lesser of $120,000 or 1% of our total assets at year-end for the last two completed fiscal years, and (ii) any of our executive officers, directors, or holders of more than 5% of any class of our voting securities, or any affiliate or member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than the compensation and other arrangements we describe in “Item 11. Executive Compensation” of this report.]

	For the years ended June 30,
	2025	2024	2023
Revenue from Weship (a)	$8,241	$28,870	$109,314
Revenue from ABL Wuhan (a)	$1,196,119	$1,835,377	$-
Revenue from ABL Shenzhen (a)	$698,371	$-	$-
Revenue from ABL LAX	$3,084	$-	$-
Cost of revenue charged by Weship (b)	$869,975	$1,555,680	$1,598,143
Rental income from Weship (c)	$331,665	$288,185	$481,252
Rental income from Weship (d)	$20,021	$-	$-
Cost of revenue charged by Intermodal (e)	$673,823	$564,519	$325,237
Cost of revenue charged by ABL Wuhan (f)	$133,403	$162,625	$-
Cost of revenue charged by ABL LAX (g)	$2,737	$-	$-
Interest expense charge by ABL Shenzhen	$2,418	$-	$-

During the years ended June 30, 2025 and 2024, the Company had the following transactions with its related parties — Weship, ABL Wuhan, ABL Shenzhen, ABL LAXand Intermodal

(a)	We provide logistic forwarding services to Weship, ABL Wuhan and ABL Shenzhen and charge Weship, ABL Wuhan and ABL Shenzhen at our regular market rate for the services provided.

(b)	Weship is one of our vendors for truck delivery service.

(c)	We subleased portion of its warehouse space to Weship for rental income. We subleased its warehouse in Chicago to Weship in July 2023 and again for the period from January 2024 to June 2025. We also subleased another warehouse with monthly rent of $6,500 from August 01, 2023 to October 31, 2024.

(d)	We subleased portion of our warehouse space to Intermodal for four months and another warehouse for twelve months.

(e)	Intermodal is one of our vendors, providing truck delivery service and provides labour forces.

(f)	ABL Wuhan provides labor force and certain cross-border freight consolidation and forwarding services and is one of our cross-border freight consolidation and forwarding service providers.

(g)	ABL LAX provides service of arranging goods in and out of warehouse.

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

Item 14. Principal Accountant Fees and Services.

The following table represents the aggregate fees from our current principal accounting firm, ZH CPA, LLC for the fiscal years ended June 30, 2024 and 2025, respectively.

	2024	2025
Audit Fees	$160,000	$270,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All other fees	$-	$-
Total Fees	$160,000	$270,000

Audit Fees - This category includes the services performed for the audit of our annual financial statements, review of the interim financial statements and for the audits of our financial statements in connection with our initial public offering, and comfort letter in connection with the underwritten public offering that are normally provided by the independent auditors in connection with engagements for those fiscal years.

Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees - This category consists of professional services rendered by the Company’s independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We have filed the following documents as part of this Annual Report on Form 10-K:

(1)	Index to Consolidated Financial Statements

(2)	Financial Statement Schedules:

(3)	Exhibits required by Item 601 of Regulation S-K

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
3.3	Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on May 14, 2024).
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by the Company with the SEC on September 30, 2024).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.2	Form of Employment Agreement between the Registrant and Executive Officers (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.3	Lease Agreement, effective as of February 16, 2021, between American Bear Logistics Corp. and Prologis Targeted U.S. Logistics Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.4	Southlake Business Park Office/Warehouse Lease Agreement, dated as of January 11, 2021, between American Bear Logistics Corp. and Southlake Industrial, L.P. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.5	Warehouse Storage and Service Agreement, effective as of January 23, 2023, between American Bear Logistics Corp. and Cincolink Inc. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.6	Lease Agreement, effective as of March 12, 2024, between American Bear Logistics Corp. and Morris Clifton Associates I, LLC (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed by the Company with the SEC on September 30, 2024).
10.7	Lease Agreement, effective as of July 18, 2024, between American Bear Logistics Corp. and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the Company with the SEC on September 30, 2024).
10.8	English Translation of the Equity Transfer Agreement, dated November 5, 2024, entered into among Hubei Haoyaoshi Zhenghe Pharmacy Chain Co., Ltd, Hubei Huayao Pharmaceutical Co., Ltd., and Sichuan Hupan Jincheng Enterprise Management Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on November 8, 2024).
10.9	Form of Securities Purchase Agreement, by and between the Investor and Company (incorporated by reference of Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.10	Form of Security Agreement, by and between the Investor and the Company (incorporated by reference of Exhibit 10.2 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)

10.11	Form of Guarantee Agreement, by and between the Investor and ABL (incorporated by reference of Exhibit 10.3 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.12	Form of Pledge Agreement, by and between the Investor and Company Form of Guarantee Agreement, by and between the Investor and ABL (incorporated by reference of Exhibit 10.4 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.13	Form of Registration Rights Agreement, by and between the Investor and Company (incorporated by reference of Exhibit 10.5 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.14	English Translation of the Equity Transfer Agreement, dated November 5, 2024, entered into among Hubei Haoyaoshi Zhenghe Pharmacy Chain Co., Ltd, Hubei Huayao Pharmaceutical Co., Ltd., and Sichuan Hupan Jincheng Enterprise Management Co., Ltd. (incorporated by reference of Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on November 8, 2024)
10.15	Form of Securities Purchase Agreement, dated as of July 16, 2025, between Lakeside Holding Limited and certain Investors (incorporated by reference of Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on July 22, 2025)
10.16	Form of Securities Purchase Agreement, dated August 4, 2025, between Lakeside Holding Limited and certain Investors (incorporated by reference of Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on August 8, 2025)
10.17	Form of Amended Securities Purchase Agreement, dated as of August 5, 2025, between Lakeside Holding Limited and certain Investors (incorporated by reference of Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on August 11, 2025)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed by the Company with the SEC on September 30, 2024).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by the Company with the SEC on September 30, 2024).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
23.1*	Independent registered public accounting firm’s consent
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1*#	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
97.1	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Company with the SEC on September 30, 2024).
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith
#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2025	Lakeside Holding Limited

	By:	/s/ Henry Liu
	Name:	Henry Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Long (Leo) Yi
Name:	Long (Leo) Yi
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Henry Liu	Chief Executive Officer	October 14, 2025
Henry Liu

/s/ Long (Leo) Yi	Chief Financial Officer	October 14, 2025
Long (Leo) Yi

/s/ Yang Li	Director and Chief Operating Officer	October 14, 2025
Yang Li

/s/ Aik Siang Goh	Independent Director	October 14, 2025
Aik Siang Goh

/s/ Zhengyi (Janice) Fang	Independent Director	October 14, 2025
Zhengyi (Janice) Fang

/s/ Xiaoou Li	Independent Director	October 14, 2025
Xiaoou Li