Form 10-Q
period 2025-09-30
Lakeside Holding Ltd
filed 2025-11-19
CIK 1996192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of the date of this report, the Registrant had 17,427,559 shares of common stock outstanding.

Lakeside Holding Limited

FORM 10-Q

For the Quarterly Period Ended September 30, 2025

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

ii

LAKESIDE HOLDING LIMITED

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

 AS OF SEPTEMBER 30, 2025 (UNAUDITED) AND JUNE 30, 2025

	As of September 30, 2025 (unaudited)	As of June 30, 2025
ASSETS
CURRENT ASSETS
Cash	$4,539,636	$4,956,060
Accounts receivable – third parties, net of credit loss allowance of $171,613 and $87,728	3,091,279	2,895,580
Accounts receivable – related party, net of credit loss allowance of $nil and $nil	352,896	396,331
Note receivable	13,873	65,152
Prepayment, deposit and other receivable – third parties	4,948,382	449,977
Other receivable – related party	1,146,844	869,430
Contract assets	49,392	119,054
Inventories, net	131,986	96,534
Right of return asset	80,554	141,687
Loan receivable from related parties	386,541	277,741
Loan receivable from a third party	253,107	11,380
Total current assets	14,994,490	10,278,926

NON-CURRENT ASSETS
Long- term investment	15,741	15,741
Property and equipment at cost, net of accumulated depreciation	409,393	389,421
Intangible assets, net	344,069	365,440
Right of use operating lease assets	2,687,972	3,158,202
Right of use financing lease assets	85,197	93,797
Deposit and prepayment	98,327	103,934
Total non-current assets	3,640,699	4,126,535
TOTAL ASSETS	$18,635,189	$14,405,461

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payables – third parties	$2,539,331	$2,494,217
Accounts payables – related parties	104,682	65,237
Accrued liabilities and other payables	2,157,881	2,119,994
Current portion of obligations under operating leases	1,593,788	2,323,290
Current portion of obligations under financing leases	44,968	47,035
Loans payable, current	2,271,368	1,300,112
Contract liabilities	33,530	15,355
Tax payable	358,607	312,903
Due to shareholders	142,826	-
Due to a related party	260,144	-
Convertible debts - current	133,198	910,675
Refund liabilities	198,806	77,235
Total current liabilities	9,839,129	9,666,053

NON-CURRENT LIABILITIES
Loans payable, non-current	147,735	60,398
Loan payable to a related party	124,176	124,176
Deferred tax liabilities	61,111	83,100
Obligations under operating leases, non-current	1,448,459	1,559,782
Obligations under financing leases, non-current	60,249	66,267
Total non-current liabilities	1,841,730	1,893,723
TOTAL LIABILITIES	$11,680,859	$11,559,776

Commitments and Contingencies

EQUITY
Common stocks, $0.0001 par value, 200,000,000 shares authorized, 17,427,559 and 10,500,000 issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	1,743	1,050
Additional paid-in capital	13,512,515	8,084,275
Statutory reserve	74,608	63,416
Deficits	(6,683,779)	(5,315,371)
Accumulated other comprehensive income	49,243	12,315
Total equity	6,954,330	2,845,685

TOTAL LIABILITIES AND EQUITY	$18,635,189	$14,405,461

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	For The Three Months Ended September 30,
	2025	2024
Revenue from cross-border freight solutions – third party	$4,181,714	$3,599,787
Revenue from cross-border freight solutions – related parties	580,160	481,767
Revenue from distribution of pharmaceutical products – third parties	1,338,015	-
Total revenue	6,099,889	4,081,554

Cost of revenue from cross-border freight solutions – third party	3,733,846	2,994,285
Cost of revenue from cross-border freight solutions – related party	466,506	564,730
Cost of revenue from pharmaceutical products – third parties	790,770	-
Total cost of revenue	4,991,122	3,559,015
Gross profit	1,108,767	522,539

Operating expenses:
Selling expenses	189,411	-
General and administrative expenses	2,107,655	1,837,206
Provision of allowance for expected credit loss	83,325	12,837
Total operating expenses	2,380,391	1,850,043

Loss from operations	(1,271,624)	(1,327,504)

Other income (expense)
Other income, net	146,839	109,788
Interest expense	(196,441)	(28,110)
Total other (expense) income	(49,602)	81,678

Loss before income taxes	(1,321,226)	(1,245,826)
Income tax expense	35,990	89,581
Net loss	(1,357,216)	(1,335,407)

Other comprehensive (loss) income:
Foreign currency translation gain	36,928	12,993
Comprehensive loss	$(1,320,288)	$(1,322,414)

Loss per share – basic and diluted	$(0.09)	$(0.18)
Weighted Average Shares Outstanding – basic and diluted	14,733,489	7,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Deficits	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2024	6,000,000	$600	$(600)	$642,639	$(5,819)	$2,972	$639,792
Paid in capital	—	—	600	—	—	—	600
Net loss for the three months ended September 30, 2024	—	—	—	—	(1,335,407)	—	(1,335,407)
Initial public offering, net of share issuance costs	1,500,000	150	—	4,300,152	—	—	4,300,302
Foreign currency translation adjustment	—	—	—	—	—	12,993	12,993
Balance at September 30, 2024	7,500,000	$750	$—	$4,942,791	$(1,341,226)	$15,965	$3,618,280

	Common Shares	Amount	Additional Paid in Capital	Deficits	Accumulated Other Comprehensive Income	Statutory Reserves	Total
Balance at June 30, 2025	10,500,000	$1,050	$8,084,275	$(5,315,371)	$12,315	$63,416	$2,845,685
Net loss for the three months ended September 30, 2025	—	—	—	(1,357,216)	—	—	(1,357,216)
Statutory reserve	—	—	—	(11,192)	—	11,192	—
Foreign currency translation gain	—	—	—	—	36,928	—	36,928
Common stock issued for consulting services	2,300,000	230	1,915,970	—	—	—	1,916,200
Issuance of common shares upon exercise of Convertible note	820,330	82	512,651	—	—	—	512,733
Issuance of common shares - Private placement	3,807,229	381	2,999,619	—	—	—	3,000,000
Balance at September 30, 2025	17,427,559	$1,743	$13,512,515	$(6,683,779)	$49,243	$74,608	$6,954,330

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	For the Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,357,216)	$(1,335,407)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation – G&A	25,898	17,995
Depreciation – cost of revenue	24,667	18,164
Amortization of intangible asset	21,371	—
Straight line lease expense of operating leases	527,261	466,723
Depreciation of right-of-use finance assets	8,600	7,595
Amortization of discount and bond issuance cost	69,602	—
Provision of allowance for expected credit loss	83,325	12,837
Deferred tax expense	(21,989)	89,581
Interest income	(60,561)	—
Stock-based compensation expense for consulting services	359,239	—
Changes in operating assets and liabilities:
Accounts receivable – third parties	(279,024)	282,864
Accounts receivable – related parties	43,435	257,924
Note receivable	51,279	—
Contract assets	69,662	88,205
Inventories, net	(35,452)	—
Right of return assets	61,133	—
Other receivable – related parties	(82,118)	(77,812)
Prepayment, deposit and other receivable – third parties	(2,935,837)	(176,572)
Accounts payables – third parties	45,114	(402,895)
Accounts payables – related parties	39,445	(156,850)
Contract liabilities	18,175	—
Accrued expense and other payables	37,887	(24,876 ）
Refund liabilities	121,571	—
Tax payable	45,704	—
Operating lease liabilities	(897,689)	(470,260)
Net cash used in operating activities	(4,016,518)	(1,402,784)

Cash flows from investing activities:
Purchase of property and equipment	—	(5,772)
Prepayment for system installation	—	(32,507)
Loan to related parties	(108,800)	—
Net cash used in investing activities	(108,800)	(38,279)

Cash flows from financing activities:
Proceeds from loans	1,237,766	—
Repayment of loans	(228,997)	(265,456)
Repayment of principal of convertible debts	(334,346)	—
Repayment of equipment and vehicle loans	(20,530)	(27,990)
Principal payment of finance lease liabilities	(8,085)	(7,632)
Proceeds from initial public offering, net of share issuance costs	—	5,351,281
Proceeds from a private placement	3,000,000	—
Advance to a third party	(181,166)	—
Advances to related parties	(195,296)	(126,227)
Proceeds from shareholders	142,826	—
Proceeds from related party	260,144	—
Repayment to shareholders	-	(879,574)
Net cash provided by financing activities	3,672,316	4,044,402

Effect of exchange rate changes on cash	36,578	12,386
Net (decrease) increase in cash	(416,424)	2,615,725
Cash, beginning of the period	4,956,060	123,550
Cash, end of the period	$4,539,636	$2,739,275

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income tax	$13,832	$—
Cash paid for interest	$156,637	$6,274

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
Convertible notes converted to common shares	$512,733	$—
Issuance of common shares in exchange for consulting service	$1,916,200	—
Property additions included in loan payable	$69,219	—
Right of use assets obtained in exchange for operating lease obligations	$—	$2,094,498

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Lakeside Holding Limited (the “Company”), is a holding company established on August 28, 2023 under the laws of the State of Nevada. The Company, acting through its subsidiary, is primarily engaged in providing customized cross-border ocean freight solutions and airfreight solutions. On July 1, 2024, the Company closed its initial public offering (“IPO”) of 1,500,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $6.75 million from the offering (Note 17). In connection with the offering, the Company’s common shares began trading on the Nasdaq Capital Market under the trading symbol “LSH.”

As of September 30, 2025, the Company’s subsidiaries are as follows:

Name	Date of Incorporation/ Acquisition	Jurisdiction of Formation	Percentage of direct/indirect Economic Ownership	Principal Activities
Parent Company
Lakeside Holding Limited	August 28, 2023	Nevada	Parent	Holding company
Subsidiaries/companies with ownership
American Bear Logistics Corp. (“ABL Chicago”)	February 5, 2018	Illinois	100%	Logistics services
Sichuan Hupan Jincheng Enterprise Management Co., Ltd (“Sichuan Hupan”)	July 10, 2024	Sichuan, China	100%	Exploring business opportunities in China
Hupan Pharmaceutical (Hubei) Co., Ltd (“Hupan Pharmaceutical”)	November 21, 2024	Hubei, China	100%	Medical injection and pharmaceutical distributor

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION (cont.)

Reorganization (cont.)

Before and after the Reorganization, the Company, together with its subsidiaries, is effectively controlled by the same Controlling Group, and therefore the Reorganization is considered as a recapitalization of entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50-25. The consolidation of the Company and its subsidiaries have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying unaudited condensed consolidated financial statements in accordance with ASC 805-50-45-5.

On July 1, 2024, the Company closed its IPO of 1,500,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $6.75 million from the offering. The total net proceeds to the Company from the IPO, after deducting discounts, expense allowance, deferred IPO cost and expenses, were approximately $5.35 million (Note 17).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied. The accompanying unaudited condensed consolidated financial statements include the financial statements of Lakeside Holding Limited and its subsidiaries. All inter-company balances and transactions have been eliminated upon consolidation.

Use of estimates and assumptions

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the unaudited condensed consolidated financial statements. Significant accounting estimates required to be made by management include allowance for credit losses, return liabilities, percentage of performance obligation completed at the reporting period, the measurements of convertible debts with accompanying warrants. The Company evaluates its estimates and assumptions on an ongoing basis and its estimates on historical experience, current and expected future conditions and various other assumptions that management believes are reasonable under the circumstances based on the information available to management at the time these estimates and assumptions are made. Actual results and outcomes may differ significantly from these estimates and assumptions.

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

As of September 30, 2025 and June 30, 2025, the Company had approximately $4.5 million and $5.0 million of cash in banks, most held in the banks located in the mainland of China and in the United States, respectively. Most of cash balance as of September 30, 2025 and June 30, 2025 were denominated in RMB.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Accounts receivable, net

Accounts receivables are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company grant credit to customers, without collateral, under normal payment terms. The Company uses a loss rate method to estimate allowance for credit losses for accounts receivable from cross-border freights solutions and aging schedule to estimate the allowance for credit losses for accounts receivable from distribution of pharmaceutical products respectively. Loss-rate approach is based on the historical loss rates. The Company evaluates the expected credit loss of accounts receivable based on customer financial condition and historical collection information adjusted for current market economic conditions and forecasts of future economic performance when appropriate. For those past due balances over one year and other higher risk receivables identified by the Company are reviewed individually for collectability. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of September 30, 2025 and June 30, 2025, the Company recorded the allowance of credit loss of $171,613 and $87,728, respectively.

Notes receivable, net

Notes receivable represents bank acceptance notes issued by financial institutions in the People’s Republic of China (“PRC”), typically received from customers as settlement for trade receivables. These notes are payable at a specified future date and are guaranteed by the issuing bank.

As of September 30, 2025 and June 30, 2025, the Company held notes receivable totaling $13,873 and $65,152, all of which are expected to be collected within twelve months and are classified as current assets. The Company recognized $nil allowance for expected credit loss on bank notes receivable during the reporting periods, as all the acceptance notes were endorsed to suppliers for accounts payable payments.

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first out (FIFO) method. Costs include the cost of pharmaceutical products. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is estimated using selling price in the normal course of business less any costs to complete and sell products. As of September 30, 2025 and June 30, 2025, the Company did not record any inventory provision.

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

On August 4, 2023, ABL Wuhan ceased to be the Company’s subsidiary and became the Company’s long-term investment. As of September 30, 2025 and June 30, 2025, the Company’s investment in ABL Wuhan amounted to $15,741 and $15,741 respectively, and no impairment charges was recorded.

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

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in other income or expenses in the unaudited condensed consolidated statements of income (loss) and other comprehensive income (loss).

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

Impairment of long-lived asset

Long-lived assets, including plant, property and equipment and intangible asset, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. The Company reviews the impairment of its right-of-use assets and intangible asset consistent with the approach applied for its other long-lived assets. No impairment charge was recognized for the three months ended September 30, 2025 and 2024, respectively.

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

Operating Leases

A lease for which substantially all the benefits and risks incidental to ownership remain with the lessor is classified by the lease as an operation lease. Operating leases are included in the line items right-of-use (ROU) asset, lease liabilities, current, and lease liabilities, non-current in the unaudited condensed consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. For operating leases, the Company measures its lease liabilities based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or its incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. The Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The Company measures ROU assets based on the corresponding lease liability adjusted for payments made to the lessor at or before the commencement date, and initial direct costs it incurs under the lease. The Company begins recognizing lease expense when the lessor makes the underlying asset available to the Company. Lease expenses for lease payments are recognized on a straight-line basis over the lease term.

For leases with lease term less than one year (short-term leases), the Company has elected not to recognize a lease liability or ROU asset on its unaudited condensed consolidated balance sheet. Instead, it recognizes the lease payments as expenses on a straight-line basis over the lease term. Short-term lease costs are immaterial to its unaudited condensed consolidated statements of operations and cash flows.

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

The carrying value of cash, accounts receivable from third parties and related parties, due to shareholders, other receivables, other receivable from related parties, contract assets, loan receivable balance from a third party, loan receivable from related parties, accounts payable, convertible debts - current, loan payable to a related party, other payables and accrued expenses and other current liabilities approximate fair value due to their short-term nature. For lease liabilities, loan payable to a related party and loans payable, their carrying value approximate the fair value at the year-end, as the interest rates used to discount the host contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of September 30, 2025 and June 30, 2025.

Convertible debts

In accordance with ASC 470, Debt (“ASC 470”) the Company records its 7% original issue discount secured convertible promissory notes (“Notes”) at the aggregate principal amount, less discount. The Company evaluated the loan portion of the Notes with the conversion feature and the detachable warrant under the guidance of ASC 470-20, “Debt with Conversion and Other Options, as amended by ASU 2020-06” and ASC 815, “Derivatives and Hedging.” The Company determined that the warrant met the criteria for equity classification under ASC 815-40. Accordingly, the fair value of the warrant was recorded as a component of additional paid-in capital. Following the adoption of ASU 2020-06, the Notes are recorded as a single unit within liabilities in the unaudited condensed consolidated balance sheets as the conversion features within the Notes are not derivatives that require bifurcation and the Notes do not involve a substantial premium. The Convertible debt is subsequently accounted for at amortized cost in accordance with the interest method described in ASC 835-30 (see Note 13).

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Convertible debts (cont.)

Debt issuance costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. All debt issuance costs are presented as a direct reduction of debt on the unaudited condensed consolidated balance sheets. Approximately $69,602 were amortized to interest expense during the three months ended September 30, 2025.

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

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revenue recognition (cont.)

Revenue from distribution of pharmaceutical products

The Company generates revenue from the distribution of pharmaceutical and medical products. The Company orders products from the manufacturer, receives and carries the product at a designated warehouse, and delivers the product directly to its customers’ warehouses or designated locations. Revenue is recognized at a point in time when control of goods is transferred to the customers upon goods delivered to the customers and accepted by the customers.

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

In the Company’s distribution of pharmaceutical products business, the Company determined that in all of its major business activities, it serves as a principal rather than an agent within their revenue arrangements under the fact that the Company controls the goods before they are transferred to customers, bears inventory risk, and has discretion in establishing pricing. As a principal, the Company recognizes revenue on a gross basis within the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revenue recognition (cont.)

The Company’s disaggregation of revenues for three months ended September 30, 2025 and 2024 is disclosed as below:

By service/product type

	For the three months ended September 30,
	2025	2024
Cross-border ocean freights solutions	$1,434,864	$1,836,591
Cross-border airfreights solutions	3,327,010	2,244,963
Distribution of pharmaceutical products	1,338,015	-
Total revenue	$6,099,889	$4,081,554

	For the three months ended September 30,
	2025	2024
Timing of revenue recognition:
Service transferred over time	$4,761,874	$4,081,554
Product sales at a point in time	1,338,015	-
Total revenue	$6,099,889	$4,081,554

By customer geographic location

	For the three months ended September 30,
	2025	2024
Asia-based customers	$5,354,874	$2,809,636
U.S.-based customers	745,015	1,271,918
Total revenue	$6,099,889	$4,081,554

Contract assets

Contract assets represent estimated amounts for which the Company has the right to consideration for the services provided while a delivery is still in-transit and has not yet invoiced the customer. The estimated contract asset is based on the estimated completion percentage of the performance obligation. We believe that customers simultaneously benefit from the comprehensive services we provided. Upon completion of the performance obligations, which can vary in duration based upon the method of transport and billing the customer, these amounts become classified within accounts receivable. As of September 30, 2025 and June 30, 2025, the Company recorded contract assets of $49,392 and $119,054 respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Contract liabilities

Contract liabilities represent estimated advances received from customers. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of September 30, 2025 and June 30, 2025, the Company recorded contract liabilities of $33,530 and $15,355, which will be recognized as revenue upon delivery of the products and the acceptance by the customers. For the three months ended September 30, 2025, the amounts transferred from contract liabilities to revenue at the beginning of the fiscal period were $15,355.

Refund liabilities and right of returned assets

 Refund liabilities represent the estimated amount of consideration expected to be refunded to customers and are recorded at the time revenue is recognized. Refund allowances are recorded as a reduction in sales with corresponding refund liabilities, and the estimated cost of refunded inventory is recorded as a reduction to cost of sales and an increase of right of return assets. The estimate is based on historical refund patterns, current trends, and contractual terms. If actual results differ from the estimates, the Company revises its estimated refund liabilities accordingly. Each period end, the Company reviews and reassesses the adequacy of its recorded refund liabilities and adjusts the amount as necessary. As of September 30, 2025 and June 30, 2025, the Company recorded refund liabilities of $198,806 and $77,235 respectively on the unaudited condensed consolidated balance sheet. As of September 30, 2025 and June 30, 2025, the Company recorded right of return asset of $80,554 and $141,687 respectively on the unaudited condensed consolidated balance sheet.

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

Selling expenses

Selling expenses primarily include salaries expense, advertising expense, software expense, and traveling expense of sales team engaged in developing potential customers and maintaining customer relationships and transportation cost for selling pharmaceutical products.

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

401(k) benefit plan

401(k) benefit plan covers substantially all employees and allows voluntary employee contributions up to the annually adjusted Inland Revenue Service (“IRS”) dollar limit. These voluntary contributions are matched equal to 100% of the first 3% of the employee’s compensation contributed and 50% of contributions exceeding 3% of eligible compensation, not to exceed 5% of the total eligible compensation. The employees’ voluntary contributions and the Company’s matching contributions are 100% vested immediately. The Company adopted the 401(k) benefit plan from April 2022. The expense related to matching employees’ contributions was $7,495 and $8,982 for the three months ended September 30, 2025 and 2024, respectively.

Employee defined contribution plan

Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to them. Chinese labor regulations require that the Company make contributions to the government for these benefits based on government prescribed percentage of the employee’s salaries. The Company has no legal obligation for the benefits beyond the contributions. The total amount was expensed as incurred. For the three months ended September 30, 2025 and 2024, employee welfare contribution expenses amounted to approximately $14,323 and nil, respectively.

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

Rental income

The Company subleased portion of its offices area, warehouse and parking lots to third parties and related parties. The Company recognizes rental income over the sublease period. For the three months ended September 30, 2025 and 2024, the Company recognized rental income amounted to $86,122 and $ 101,067, respectively, included in other income, net on the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

Income taxes

The Company’s U.S. subsidiaries are subjected to U.S. federal income tax at 21% and the 7.0% state tax and the 2.5% replacement tax in the state of Illinois.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income taxes (cont.)

The Company’s PRC subsidiaries are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), domestic enterprises and Foreign Investment Enterprises (the “FIE”) are usually subject to 25% enterprise income tax rate.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic No. 740, Accounting for Uncertainty in Income Taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of September 30, 2025 and June 30, 2025, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

Statutory reserves

The Company’s PRC subsidiaries are required to allocate at least 10% of their after-tax profit to the general reserve in accordance with the PRC accounting standards and regulations. The allocation to the general reserve will cease if such reserve has reached to 50% of the registered capital of respective company. These reserves can only be used for specific purposes and are not transferable to the Company in form of loans, advances, or cash dividends. There is no such regulation of providing statutory reserve in United States. The statutory reserve as determined pursuant to PRC statutory laws totaled approximately $74,608 and $63,416 as of September 30, 2025 and June 30, 2025, respectively.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Basic and diluted earnings (loss) per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended September 30, 2025 and 2024, the Company reported a net loss. As a result, all potentially dilutive securities, including the convertible debenture, were excluded from the calculation of diluted loss per share because their inclusion would have been antidilutive.

Foreign currency transactions

Our reporting currency is the U.S. dollar. The functional currency of our operations, except for Sichuan Hupan and Hupan Pharmaceutical, is the U.S. dollar. The functional currency of Sichuan Hupan and Hupan Pharmaceutical is the RMB. The assets, liabilities, revenues, and expenses of Sichuan Hupan and Hupan Pharmaceutical are remeasured in accordance with ASC 830. For the three months ended September 30, 2025, assets and liabilities of Sichuan Hupan and Hupan Pharmaceutical are translated into U.S. dollars based upon exchange rates prevailing at the end of the year. Revenues and expenses of Sichuan Hupan and Hupan Pharmaceutical are translated at average exchange rates during the reporting period. The resulting translation adjustment is included in accumulated other comprehensive loss.

The following table outlines the currency exchange rates that were used in creating the unaudited condensed consolidated financial statements in this report:

September 30, 2025
Balance sheet items, except for equity accounts	US$1=RMB 7.1190
Items in the statements of income and cash flows	US$1=RMB 7.1570

September 30, 2024
Balance sheet items, except for equity accounts	US$1=RMB 7.0176
Items in the statements of income and cash flows	US$1=RMB 7.1641

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

The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains majority of bank accounts in mainland China, where there is a RMB 500,000 deposit insurance limit for a legal entity’s aggregated balance at each bank. As of September 30, 2025 and June 30, 2025, three and four banks account exceeded the insured limit in mainland China, respectively. To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the mainland China.

The Company also has the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of September 30, 2025 and June 30, 2025, no bank balance exceeded the insured limit. To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the United States.

The Company has adopted a credit policy of dealing with creditworthy counterparties to mitigate the credit risk from defaults. The management team conducts credit evaluations of its customers, and generally does not require collateral or other security from them. The Company establishes an accounting policy to provide for allowance for credit loss based on the individual customer’s financial condition, credit history, and the future economic conditions. Other receivable and loan receivable from related parties are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. As of September 30, 2025 and June 30, 2025, none of the Company’s other receivable and loan receivable from related parties are impaired.

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

e. Significant customers and suppliers

The Company had two third-party and no related-party customer generated over 10% of the Company’s total revenue for the three months ended September 30, 2025. The Company had two third-party customers and no related-party customer generated over 10% of the Company’s accounts receivable as of September 30, 2025.

The Company had two third-party customers and one related-party customer generated over 10% of the Company’s total revenue for the three months ended September 30, 2024. The Company had three third-parties and no related-party customer customers generated over 10% of the Company’s accounts receivable as of June 30, 2025.

The Company had one third-party supplier and no related-party supplier represented over 10% of the Company’s cost of revenue for the three months ended September 30, 2025. The Company had one third-party supplier and no related-party supplier represented over 10% of the Company’s accounts payable as of September 30, 2025.

The Company had no third-party supplier and no related-party supplier represented over 10% of the Company’s cost of revenue for the three months ended September 30, 2024. The Company had one third-party supplier and no related-party supplier represented over 10% of the Company’s accounts payable as of June 30, 2025.

Recent accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Derivatives and Hedging (Topic 815), or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a retrospective or a retrospective approach. The Company has adopted ASU 2020-06 using the retrospective approach during the three months ended September 30,2025.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recent accounting pronouncements (cont.)

In April 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements. The amendments require the disclosure of (1) significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss; (2) an amount for other segment items by reportable segment and a description of its composition; and (3) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s). The amendments also provide disclosure requirements for interim periods and entities that have a single reportable segment. Details of segment reporting are set out in Note 2 and Note 19.

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

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Refinements. This update clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, ASU 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one party. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. The amendments are effective for the Company for the year ending June 30, 2028, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-07 on its unaudited condensed consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of income (loss) and comprehensive income (loss) and statements of cash flows.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 30, 2025	June 30, 2025
Accounts receivable – third-party customers	$3,262,892	$2,983,308
Less: allowance for credit loss – third-party customers	(171,613)	(87,728)
Accounts receivable from third-party customers, net	$3,091,279	$2,895,580

Accounts receivable – related party customers	$352,896	$396,331
Less: allowance for credit loss – related party customers	-	-
Total accounts receivable, net	$352,896	$396,331

Approximately $1.5 million or 44.9% of the accounts receivable from third party customers have been collected as of November 13, 2025.

Approximately $280,000 or 79.1% of the accounts receivable from related party customers have been collected as of November 13, 2025.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 — ACCOUNTS RECEIVABLE, NET (cont.)

The movement of allowance for credit loss for the three months ended September 30, 2025 and the year ended June 30, 2025 is as follows:

	September 30, 2025	June 30, 2025
Beginning balance	$87,728	$54,066
Provision of expected credit loss allowance	83,325	33,432
Effect of foreign exchange translation	560	230
Ending balance	$171,613	$87,728

The Company recorded addition of allowance for credit loss of $83,325 and $12,837 for the three months ended September 30, 2025 and 2024, respectively.

NOTE 4 — INVENTORIES, NET

Inventories, net consists of the following:

	September 30, 2025	June 30, 2025
Finished goods	$131,986	$96,534
Less: inventory allowance	-	-
Inventories, net	$131,986	$96,534

The Company recorded inventory allowance of $nil for the three months ended September 30, 2025.

NOTE 5 — LOAN TO A THIRD PARTY

On October 8, 2024, the Company entered into a loan agreement with a third party for a principal amount up to $2 million at a fixed interest rate of 4.35% per annum with a maturity date of twelve months. On July 3, 2025, the Company entered into an additional loan agreement with the same party, increasing the principal amount to up to $6 million, also bearing a fixed annual interest rate of 4.35% and maturing in twelve months. There is no pledge and guarantee from the third party and the loan is on demand and can be called by the Company. The loan balance was $253,107 and $11,380 as of September 30, 2025 and June 30, 2025. The Company recognized interest income of $60,561 in connection with this loan to a third party for the three months ended September 30, 2025.

NOTE 6 — PREPAYMENT, DEPOSIT AND OTHER RECEIVABLE – THIRD PARTY

	September 30, 2025	June 30, 2025
Prepayment and other deposits (a)	$1,966,048	$282,704
Rent deposits	271,279	271,207
Advance to suppliers (b)	2,809,382	-
Ending balance	5,046,709	553,911
Less: non-current portion	(98,327)	(103,934)
Current portion	$4,948,382	$449,977

(a)  The Company entered several consulting agreements with third parties and issued shares for the services to be provided from July 2025 to August 2026. As of September 30, 2025, balance mainly represented the prepaid consulting services of $1.6 million.

(b)  The Company entered a purchase agreement with a third party to purchase $2.8 million steel bar on September 15, 2025. As of September 30, 2025, $2.8 million has been paid to the supplier and the delivery is expected to be completed within 180 days after the prepayment.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2025	June 30, 2025
Furniture and Fixtures	$76,064	$75,901
Machinery equipment	290,878	290,818
Vehicles	393,855	324,267
Software	5,420	5,386
Leasehold improvement	268,782	267,933
Subtotal	1,034,999	964,305
Less: accumulated depreciation	(625,606)	(574,884)
Property and equipment, net	$409,393	$389,421

Depreciation expense recorded in general and administrative expense was $25,898 and $17,995 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense recorded in cost of revenue was $24,667 and $18,164 for the three months ended September 30, 2025 and 2024, respectively.

NOTE 8 — INTANGIBLE ASSETS, NET

Net intangible assets consists of the following:

	September 30, 2025	June 30, 2025
License	$418,867	$418,867
Less: accumulated amortization	(74,798)	(53,427)
Intangible asset, net	$344,069	$365,440

On November 5, 2024, the Company purchased a license of pharmaceutical distribution in Mainland China through its acquisition of 100% equity interest in Hupan Pharmaceutical. The Company recognized the distribution license as an intangible asset of $418,867 based on the assessment of fair value at the purchase date, adjusted by deferred taxes impact on temporary tax differences in an asset acquisition using the simultaneous equations method. The transaction was closed on November 21, 2024. No impairment expense was recognized for the three months ended September 30, 2025. Amortization expense of $21,371 was recognized for the three months ended September 30, 2025.

NOTE 9 — LEASES

The Company has multiple lease agreements for warehouses, warehouse machinery and equipment and offices. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 — LEASES (cont.)

Total operating lease expenses on offices, warehouses, and warehouse equipment for the three months ended September 30, 2025 and 2024 were $527,261 and $466,723, respectively.

Total finance lease expenses on warehouse machinery and equipment for the three months ended September 30, 2025 and 2024 were $10,377 and $8,016, respectively. Depreciation of finance lease right-of-use assets were $8,600 and $7,595 for the three months ended September 30, 2025 and 2024, respectively.

The following table includes supplemental cash flow and non-cash information related to leases:

	For the three months ended September 30,
	2025	2024
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$897,689	$470,260
Operating cash flows from finance leases	$1,777	$422
Financing cash flows from finance leases	$8,085	$7,632
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$-	$1,244,14

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases is as follows:

	September 30, 2025	June 30, 2025
Weighted-average remaining lease term (years):
Operating lease	2.49 years	2.44 years
Finance lease	3.02 years	3.19 years

Weighted average discount rate:
Operating lease	7.14%	7.00%
Finance lease	9.45%	9.32%

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 — LEASES (cont.)

The following is a schedule of maturities of operating and finance lease liabilities as of September 30, 2025:

Operating leases

Twelve months ending September 30,	Repayment
2026	$1,745,988
2027	579,656
2028	599,993
2029	426,315
2030	11,483
Total future minimum lease payments	3,363,435
Less: imputed interest	(321,188)
Total operating lease liabilities	$3,042,247

Financing leases

Twelve months ending September 30,	Repayment
2026	$50,854
2027	22,917
2028	21,656
2029	21,656
2030	1,805
Total future minimum lease payments	118,888
Less: imputed interest	(13,671)
Total finance lease liabilities	$105,217

NOTE 10 — ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables comprise the following amounts relating to the operation of the Company

	September 30, 2025	June 30, 2025
Credit card payables	$348,156	$370,766
Payroll liabilities	543,230	378,358
Accrued expense	876,258	806,324
Other payables	390,237	564,546
Total	$2,157,881	$2,119,994

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 — LOANS PAYABLE

The Company obtained multiple loans to finance the purchase of vehicles and warehouse machinery and obtained other loans to support its working capital needs.

The loan balance consists of the following:

	September 30, 2025	June 30, 2025
Equipment loans (a)	$25,175	$34,645
Vehicle loans (b)	147,035	88,762
Other loans	2,246,893	1,237,103
Total	2,419,103	1,360,510
Less: loan payable, current	(2,271,368)	(1,300,112)
Loan payable, non-current	$147,735	$60,398

(a) Equipment loans

The Company made the total principal repayments of $9,470 and $13,755 in connection with the equipment loans during the three months ended September 30, 2025 and 2024, respectively. Interest expenses for the above-mentioned equipment loans amounted to $760 and $1,640 during the three months ended September 30, 2025 and 2024, respectively.  The Company did not have any new equipment loan during the three months ended September 30, 2025.

(b) Vehicle loans

During the three months ended September 30, 2025, the Company entered into a new vehicle loan with Webank for a principal amount of $69,862 at a fixed interest rate of 1.92% per annum and matures in July, 2030. The loan is secured by the related vehicle, which has been pledged as collateral.

The Company made the total principal repayments of $11,950 and $14,235 in connection with the above vehicle loans during the three months ended September 30, 2025 and 2024, respectively. Interest expenses for the above-mentioned above vehicle loans amounted to $1,146 and $1,308 during the three months ended September 30, 2025 and 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 — LOANS PAYABLE (cont.)

Other loans

	September 30, 2025	June 30, 2025
Loan A	$120,000	$120,000
Loan B	50,000	50,000
Loan C	50,000	50,000
Loan D	95,000	95,000
Loan E	-	12,009
Loan F	12,500	50,000
Loan G	8,181	19,995
Loan H	99,975	99,975
Loan I	890,359	317,252
Loan J	10,000	10,000
Loan K	100,000	100,000
Loan L	136,914	50,003
Loan M	23,493	23,347
Loan N	140,469	139,595
Loan O	82,981	99,927
Loan P	98,689	-
Loan Q	120,000	-
Loan R	208,332	-
Total	$2,246,893	$1,237,103

(a)	The Company entered a loan of $300,000 with a third party on March 1, 2022. The loan is unsecured, with a fixed interest of 15% per annum and payable on monthly basis, for 6 months period and matured on September 1, 2022. On September 1, 2022, both parties agreed to extend the loan’s principal payment term to on demand. The Company did not make repayment during the three months ended September 30, 2025.

(b)	The Company entered a loan of $200,000 with a third party on July 26, 2021. The loan is unsecured, with no interest bearing for 6 months period and matured on January 25, 2022. The Company paid a principal of $100,000 during the three months ended September 30, 2021 and both parties agreed to extend the remaining principal balance of $100,000 payment term to on demand. On April 8, 2024, the Company entered another loan of $100,000 with the same party. On June 27, 2025, the Company entered another loan of $50,000 with the same party. The loan is unsecured, with no interest bearing for a 6-month period and matured on December 27, 2025. The Company did not made repayment during the three months ended September 30, 2025.

(c)	The Company entered a loan agreement of $50,000 with an employee on October 27, 2021. The loan is non-interest bearing, for a 12-month period, and matured on October 26, 2022.

On October 26, 2022, both parties agreed to extend the loan term to on demand.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 — LOANS PAYABLE (cont.)

Other loans (cont.)

(d)	The Company entered a loan agreement of $100,000 with a third party on July 3, 2023. The loan is non-interest bearing, for a 6-month period.

On April 10, 2024, the Company entered another loan agreement of $75,000 with same party. The loan is non-interest bearing, for a 6-month period, and matured on September 9, 2024. Both parties agreed to extend the remaining principal balance payment term to on demand.

The Company did not make repayment during the three months ended September 30, 2025. Both parties agreed to extend the remaining principal balance of $95,000 payment term to on demand.

(e)	The Company entered a loan of $125,000 with a third party on August 17, 2023. The loan is personally guaranteed by Henry Liu, the CEO, with a fixed interest of 16.00% per annum for 24 months period and matured on August 16, 2025. The monthly payment is $6,120 blending of interest and principal.

(f)	On October 16, 2024, the Company entered a loan of $150,000 with a third party. The loan is personally guaranteed by Henry Liu, the CEO, with a fixed interest of 33.37% per annum and payable on monthly basis, for 12 months period and matured on October 16, 2025. The monthly payment is $16,250 for the first six months and $13,250 for the remaining six months blending of interest and principal.

(g)	The Company entered a loan of $45,000 with a third party on November 5, 2024. The loan is personally guaranteed by Henry Liu, the CEO, with a fixed interest of 24.16% per annum and payable on monthly basis, for 12 months period and matured on November 5, 2025. The monthly payment is $4,259 blending of interest and principal.

(h)	The Company entered a loan of $99,975 with a third party on January 21, 2025. The loan is unsecured, with no interest bearing for 6 months period and matured on July 21, 2025. On July 21, 2025, both parties agreed to extend the remaining principal balance payment term to on demand.

(i)

The Company entered a loan of $350,000 with a third party on May 17, 2025. The loan is personally guaranteed by Henry Liu, the CEO, and Shuai Li, the Shareholder, with a fixed interest of 45.7% per annum and payable on weekly basis, for 52 weeks and matured on May 16, 2026. The weekly payment is $8,413 blending of interest and principal.

On August 11, 2025, the Company refinanced its existing loan, increasing the principal amount to $1,000,000 under a new loan agreement. The loan bears a fixed interest rate of 45.7% per annum, is payable in weekly installments over 52 weeks, and matures on August 13, 2026. The loan is personally guaranteed by Henry Liu, the Company’s Chief Executive Officer, and Shuai Li, a shareholder. The Company is required to make weekly blended payments of principal and interest of approximately $24,038.

(j)	The Company entered a loan of $10,000 with a third party on April 18, 2025. The loan is unsecured, with a fixed interest of 6% per annum for 6 months period and matured on October 18, 2025.

(k)	The Company entered a loan of $100,000 with an unrelated party on June 30, 2025. The loan is unsecured, with no interest bearing for 6 months period and matured on December 30, 2025.

(l)

The Company entered a loan of $67,003 with a third party on April 10, 2025. The loan is unsecured, with no interest bearing for 6 months period and matured on October 10, 2025.

The Company entered a new loan of $86,911 with same party on August 6, 2025. The loan is unsecured, with no interest bearing for 6 months period and matured on February 6, 2026.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 — LOANS PAYABLE (cont.)

Other loans (cont.)

(m)	The Company entered a loan of $23,347 (RMB167,250) with a third party on August 9, 2024. The loan is unsecured, with no interest bearing and repayable on demand.

(n)	The Company entered a loan of $139,595 (RMB1,000,000) with a third party on June 6, 2025. The loan is unsecured, with no interest bearing for 12 months period and matured on May 31, 2026.

(o)	The Company entered a loan of $99,928 with a third party on June 27, 2025. The loan is at a fixed interest of 8.99% per annum and payable on monthly basis, for 11 months period and matured on May 27, 2026. The monthly payment is $9,498 blending of interest and principal.

(p)	The Company entered a loan of $105,263 with a third party on July 1, 2025. The loan is at a fixed interest of 34.0% per annum and payable on biweekly basis, for 24 months period and matured on July 1, 2027. The repayment is $3,037 blending of interest and principal.

(q)	The Company entered a loan of $120,000 with a third party on July 24, 2025, with a fixed interest of 10.0% per annum for 10 months period.

(r)	The Company entered a loan of $208,332 (RMB1,500,000) with a third party on July 12, 2025, with a fixed interest of 10.0% per annum for 10 months period. The loan was pledged by two residential properties owned by Henry Liu, the Company’s Chief Executive Officer, and Shuai Li, a shareholder

The Company made the total principal repayments of $228,997 and $265,456 in connection with the above other loans during the three months ended September 30, 2025 and 2024, respectively. Interest expenses for the above-mentioned other loans amounted to $99,590 and $16,515 during the three months ended September 30, 2025 and 2024, respectively.

The repayment schedule for the Company’s loans is as follows:

Twelve months ending September 30,	Vehicle loans	Equipment loans	Others	Total
2026	$50,096	$22,919	$2,425,171	$2,498,186
2027	44,610	3,619	48,598	96,827
2028	28,149	—	—	28,149
2029	20,394	—	—	20,394
2030	12,221	—	—	12,221
Total undiscounted borrowings	155,470	26,538	2,473,769	2,655,777
Less: imputed interest	(8,435)	(1,363)	(226,876)	(236,674)
Total	$147,035	$25,175	$2,246,893	$2,419,103

NOTE 12 — LOAN FROM A RELATED PARTY

On March 1, 2025, the Company entered into a loan agreement with a related party – ABL Shenzhen (see Note 15) for a principal amount up to $124,176, bearing interest at a fixed interest rate of 7.79% per annum, with a maturity date of March 1, 2028. The loan balance was $124,176 and $124,176 as of September 30, 2025 and June 30, 2025, respectively, and interest expense in connection with the loan for the three months ended September 30, 2025 was $2,418.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 — CONVERTIBLE DEBTS

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

NOTE 13 — CONVERTIBLE DEBTS (cont.)

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

The Company determined that embedded derivative meets the definition of derivative instruments under ASC 815, Derivatives and Hedging. Following the adoption of ASU 2020-06, the Notes are recorded as a single unit within liabilities in the unaudited condensed consolidated balance sheets as the conversion features within the Notes are not derivatives that require bifurcation and the Notes do not involve a substantial premium.

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

NOTE 13 — CONVERTIBLE DEBTS (cont.)

The initial purchaser’s discount and debt issuance costs primarily consisted of underwriting fees, lawyers fee, investor legal fee, auditor fee and SEC registration fee. These costs were allocated to the debt and equity component based on the allocation of the proceeds as follows:

	Amount	Equity Component	Debt Component
Initial purchaser’s debt discount	$105,000	12,693	92,307
Debt issuance cost	224,488	26,852	197,636
Total	$329,488	39,545	289,943

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

During the three months ended September 30, 2025, the holder of the Company’s convertible notes converted portions of the outstanding principal balance into shares of the Company’s common stock pursuant to the original terms of the respective note agreements.

The conversions occurred on multiple dates throughout the period and resulted in the issuance of an aggregate of 820,330 shares of common stock in exchange for the conversion of $661,536 of outstanding principal.

The conversions were accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, as conversions under the original terms of the agreements. Accordingly, the carrying amount of the debt, including any unamortized discount, was reclassified to equity upon conversion, and no gain or loss was recognized.

As of September 30, 2025, the Company had $133,198 in convertible notes outstanding, which remain convertible under the original terms.

	September 30, 2025	June 30, 2025
Long term debt
Outstanding principal	$173,349	$1,021,819
Unamortized Initial Purchaser’s debt discount and debt issuance cost	(40,151)	(150,948)
Accrued interest	-	39,804
Net carrying amount	$133,198	$910,675

Convertible debts, current	$133,198	$910,675
Convertible debts, non-current	-	-
Total	$133,198	$910,675

The Company recognized interest expense of $82,295 for the three months ended September 30, 2025, which includes $69,602 related to the amortization of the debt discount and issuance costs.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 — GENERAL AND ADMINISTRATIVE EXPENSES

	For the three months ended September 30,
	2025	2024
Payroll expense	$828,791	$759,142
Staff benefit expense	116,418	164,416
Professional expense	570,738	340,114
Travelling and entertainment	46,804	126,108
Office expense	151,986	165,481
Lease expense	99,161	64,125
Insurance	84,443	73,683
Other expense	91,988	68,094
Repair and maintenance	38,073	39,957
Depreciation on plant property and equipment	25,898	17,995
Advertising	21,104	11,686
Motor expense	9,541	5,791
Bank charges	1,339	614
Amortization on intangible assets	21,371	-
Total	$2,107,655	$1,837,206

NOTE 15 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follows:

Name of Related Party	Relationship with the Company
Mr. Henry Liu	CEO, and an ultimate shareholder of the Company
Mr. Shuai Li	President, and an ultimate shareholder of the Company
Weship Transport Inc. (“Weship”)	Controlled by Mr. Henry Liu
American Bear Logistics (Wuhan) Co., Ltd. (“ABL Wuhan”)	The Company owns 5% of equity interest
American Bear Logistics (Shenzhen) Co., Ltd. (“ABL Shenzhen”)	100% owned subsidiary of ABL Wuhan
LLL Intermodal Inc. (“Intermodal”)	Controlled by Mr. Henry Liu
ABL LAX LLC. (“ABL LAX”)	Controlled by Mr. Henry Liu and Mr. Shuai Li
ABWL Group	Controlled by Mr. Henry Liu and Mr. Shuai Li

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 — RELATED PARTY TRANSACTIONS (cont.)

a) Other receivable from related parties

Other receivable from related parties consists of balances with the parties listed below, arising from interest receivable, storage income, rental income, contractor salaries charged by related parties, other expenses paid on their behalf:

	September 30, 2025	June 30, 2025
Other receivable from Weship	$845,095	753,116
Other receivable from Intermodal	83,929	99,635
Other receivable from ABL LAX	12,432	18,291
Other receivable from ABWL Group	207,000	-
Other payable to ABL Shenzhen	(1,612)	(1,612)
Total	$1,146,844	869,430

The Company has fully collected receivable from ABWL Group, and collected approximately $35,000 from Weship as of November 13, 2025, and is planning to collect the remaining receivable balance from three related parties by the end of December 2025.

b) Summary of balances payable to related parties

	September 30, 2025	June 30, 2025
Account payable to Weship	$84,821	35,003
Account payable to ABL Wuhan	19,861	9,012
Account payable to Intermodal	-	21,222
Total	$104,682	65,237

c) Summary of balances receivable from related parties

	September 30, 2025	June 30, 2025
Accounts receivable from Weship	$8,853	8,853
Accounts receivable from ABL Shenzhen	145,215	129,588
Accounts receivable from ABL LAX	320	-
Accounts receivable from ABL Wuhan	198,508	257,890
Total	$352,896	396,331

Approximately $280,000 or 79.1% of the accounts receivable from related party customers have been collected as of November 13, 2025.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 — RELATED PARTY TRANSACTIONS (cont.)

d) Loan receivable from related parties

	September 30, 2025	June 30, 2025
Loan receivable from Weship	$148,000	148,000
Loan receivable from ABL LAX	238,541	129,741
Total	$386,541	277,741

The Company entered into a loan agreement with related parties to support working capital needs. The loan bears interest at an annual rate of 8.99%, with the outstanding principal not exceeding US$1.0 million. The loan matures within twelve months from the date of execution. During the three months ended September 30, 2025, the Company advanced a loan of $108,800 to ABL LAX. As of September 30, 2025, the total loan receivable from related parties was $0.4 million.

e) Other payable to related parties

	September 30, 2025	June 30, 2025
Other payable to ABL Wuhan	$(260,144)	$-

f) Summary of related parties’ transactions

	For the three months ended September 30,
	2025	2024
Revenue from Weship (a)	$—	$1,432
Revenue from ABL Wuhan (a)	$325,612	$424,827
Revenue from ABL Shenzhen (a)	$251,963	$55,508
Revenue from ABL LAX	$2,585	$—
Cost of revenue charged by Weship (b)	$250,316	$346,015
Rental income from Weship (c)	$76,182	$97,312
Rental income from Intermodal (d)	$4,099	$—
Cost of revenue charged by Intermodal (e)	$154,336	$172,465
Cost of revenue charged by ABL Wuhan (f)	$61,854	$46,250
Interest expense charge by ABL Shenzhen (see Note 12)	$2,418	$—

During the three months ended September 30, 2025 and 2024, the Company had the following transactions with its related parties — Weship, ABL Wuhan, ABL Shenzhen, ABL LAX and Intermodal

(a)	The Company provides logistic forwarding services to Weship, ABL Wuhan and ABL Shenzhen and charges Weship, ABL Wuhan and ABL Shenzhen at its regular market rate for the services provided.

(b)	Weship is one of the Company’s vendors for truck delivery service.

(c)	The Company subleased portion of its warehouse space to Weship for rental income. The Company subleased its warehouse in Chicago to Weship in July 2023 and again for the period from January 2024 to September 2025. The Company also subleased another warehouse with monthly rent of $6,500 from August 01, 2023 to October 31, 2024.

(d)	The Company subleased portion of its warehouse space to Intermodal for three months ended September 30, 2025.

(e)	Intermodal is one of the Company’s vendors, providing truck delivery service and provides labour forces.

(f)	ABL Wuhan provides labor force and certain cross-border freight consolidation and forwarding services and is one of our cross-border freight consolidation and forwarding service providers.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 — RELATED PARTY TRANSACTIONS (cont.)

f) Due to shareholders

	September 30, 2025	June 30, 2025
Due to shareholders, beginning	$-	$-
Addition	142,826	-
Due to shareholders, end	$142,826	$-

The balance with the shareholders is unsecured, interest free, and due on demand. The Company had balance of due to shareholder Henry Liu of $71,413 and nil and Shuai Li of $71,413 and nil as of September 30, 2025 and June 30, 2025, respectively.

g) Salaries and employee benefits paid to major shareholders

	For the three months ended September 30,
	2025	2024
Mr. Henry Liu	$22,523	22,523
Mr. Shuai Li	25,810	25,810
Total	$48,333	48,333

NOTE 16 — TAXES

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 — TAXES (cont.)

Corporate Income Taxes (cont.)

In conjunction with the termination of the Subchapter S corporation status, the C Corporation deferred tax assets and liabilities were estimated for future tax consequences attributable to difference between the financial statement carrying amounts of the Company’s existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities were measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized as a $72,152 decrease to the net deferred tax assets to $89,581 and an decrease to the provision for income taxes of $186,485 during the three months ended September 30, 2024.

As of September 30, 2025 and June 30, 2025, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the period ended September 30, 2025 and 2024, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods.

The provision for income tax for the three months ended September 30, 2025 and 2024 consists of the following:

	For the three months Ended September 30,
	2025	2024
Current income tax expense	$57,979	-
Deferred income tax recovery	(21,989)	89,581
Total income tax expense	$35,990	89,581

The following table reconciles the statutory tax rate to the Company’s effective tax the three months ended September 30, 2025 and 2024:

	For the three months Ended September 30,
	2025	2024
Loss before tax	$(1,321,226)	(1,245,826)
Statutory state tax rate	21%	21%
Income tax recovery at the federal statutory rate	(277,457)	(261,623)

Illinois state tax/PET tax recovery	(94,066)	(79,470)
Illinois replacement tax recovery	(33,595)	(28,382)
Non-deductible expense	6,919	—
Federal income tax	—	—
Change in valuation allowance	433,286	463,478
Foreign tax rate differential	903	(4,422)
Total income tax expense	$35,990	89,581

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 — TAXES (cont.)

Corporate Income Taxes (cont.)

The Company’s deferred tax assets and liabilities consist of the following:

	September 30, 2025	June 30, 2025
Deferred tax assets:
Allowance for credit loss	$46,863	$24,940
Lease liability – operating	861,780	1,105,147
Lease liability – financing	32,091	34,557
Non-capital loss carried forward	2,104,596	1,569,089
Valuation allowance	(2,249,639)	(1,816,352)
Total deferred tax assets	$795,691	$917,381
Deferred tax liabilities:
Right of use assets – operating	$(744,800)	$(880,513)
Right of use assets – financing	(25,985)	(28,608)
Intangible asset – license	(86,017)	(91,360)
Total deferred tax liabilities	(856,802)	(1,000,481)
Deferred tax (liability) assets, net	$(61,111)	$(83,100)

As of September 30, 2025 and June 30, 2025, the accumulated tax losses of subsidiaries incorporated in the U.S. of approximately $6,332,000 and $4,673,000, are allowed to be carried forward to offset against future taxable profits. The carry forward of non-capital losses in the U.S. generally has no time limit, but the loss could be only offset up to 80% of taxable income in a given year. The carry forward of net operating loss generated by the subsidiaries incorporated in the PRC, subject to the agreement of the PRC tax authorities, of approximately $693,000 and $637,000 as of September 30, 2025 and June 30, 2025 can be carried forward for 5 years.

NOTE 17 — STOCKHOLDERS’ EQUITY

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 17 — STOCKHOLDERS’ EQUITY (cont.)

Common Stocks (cont.)

Private offering

On June 24, 2025, the Company entered into a Securities Purchase Agreement with certain investors for the issuance and sale of an aggregate of 3,000,000 shares of its common stock, par value $0.0001 per share (the “Shares”), through a private offering. The Shares were sold at a purchase price of $1.00 per share, resulting in total gross proceeds of approximately $3,000,000. Upon closing of the private offering, the Company issued 3,000,000 common shares and recorded as an increase to common stock of $300 and additional paid-in capital of $2,999,700 on the unaudited condensed consolidated balance sheet.

On July 16, 2025, the Company entered into Securities Purchase Agreements with certain investors for the issuance and sale of an aggregate of 2,000,000 shares of its common stock, par value $0.0001 per share (the “Shares”), through a private offering. The Shares were sold at a purchase price of $0.75 per share, resulting in total gross proceeds of approximately $1,500,000. Upon closing of the private offering, the Company issued 2,000,000 common shares and recorded as an increase to common stock of $200 and additional paid-in capital of $1,499,800 on the unaudited condensed consolidated balance sheet.

On August 4, 2025, the Company entered into Securities Purchase Agreements with certain investors for the issuance and sale of an aggregate of 1,807,229 shares of its common stock, par value $0.0001 per share (the “Shares”), through a private offering. The Shares were sold at a purchase price of $0.83 per share, resulting in total gross proceeds of approximately $1,500,000. Upon closing of the private offering, the Company issued 1,807,229 common shares and recorded as an increase to common stock of $181 and additional paid-in capital of $1,499,819 on the unaudited condensed consolidated balance sheet.

Convertible debts conversion

During the three months ended September 30, 2025, holders of the Company’s convertible notes elected to convert an aggregate principal amount of $661,536 into 820,330 shares of the Company’s common stock pursuant to the original terms of the note agreements. The conversions resulted in a reduction of the carrying amount of convertible debt by $512,733, which was reclassified to stockholders’ equity. Accordingly, the Company recorded an increase to common stock of $82 (reflecting the par value of shares issued) and an increase to additional paid-in capital of $512,651.

Common Shares Issued for Service

On July 4, 2025, the Company signed a consulting agreement (the “Consulting Agreement”) with FirsTrust China Ltd. (“FirsTrust”) to provide professional consulting and advisory services to the Company for twelve months from July 7, 2025 in exchange for 600,000 the Company’s shares of common stock.

On July 4, 2025, the Company entered into a consulting agreement (the “Consulting Agreement”) with SNC Investment Group Limited (“SNC”), under which SNC will provide strategic planning and corporate communication services to the Company for a twelve-month period beginning August 7, 2025. As compensation for these services, the Company agreed to issue 600,000 shares of its common stock in settlement of the service fees.

On July 21, 2025, the Company entered into a consulting agreement (the “Consulting Agreement”) with China PINX International Investment Group Limited (“China PINX”) to provide merger and acquisition consulting and other related service to the Company for a twelve-month period beginning July 21, 2025. Upon signing the agreement, the Company issued 500,000 restricted common shares, valued at the closing price on the issuance date.

On August 1, 2025, the Company entered into a consulting agreement (the “Consulting Agreement”) with Jolly Good River Group Limited (“Jolly”) to provide strategic consulting services to the Company for a twelve-month period beginning August 1, 2025. As compensation for these services, the Company agreed to issue 600,000 shares of its common stock in settlement of an annual service fee.

For the three months ended September 30, 2025, the Company issued 2,300,000 shares of its common stock in connection with consulting agreements. In connection with these issuances, the Company recognized consulting expense of $359,239, recorded prepaid consulting services of $1,556,961, and increased additional paid-in capital by $1,915,970 during the period.

As of September 30, 2025 and June 30, 2025, 17,427,559 and 10,500,000 common shares were issued and outstanding, respectively, with par value of $0.0001.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 17 — STOCKHOLDERS’ EQUITY (cont.)

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

As of September 30, 2025, 75,000 warrants in connection with IPO funding was outstanding, with an exercise price of $4.5 and remaining life of 3.75 years.

Common stock purchase warrants

Pursuant to the Securities Purchase Agreement, the Company agreed to issue, upon the consummation of the closing of each tranche, common stock purchase warrants (“Warrants”) to the Investor (see Note 13).

As of September 30, 2025, 318,827 warrants in connection with the first closing of the first tranche of the Notes were outstanding, with an exercise price of $1.9098 and remaining life of 4.43 years.

As of September 30, 2025, 202,082 warrants in connection with the second closing of the first tranche of the Notes were outstanding, with an exercise price of $1.929 and remaining life of 4.56 years.

Statutory reserves

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve as determined pursuant to PRC statutory laws totaled approximately $74,608 and $63,416 as of September 30, 2025 and June 30, 2025, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 18 — LOSS PER SHARE

For the three months ended September 30, 2025 and 2024, all potentially dilutive securities, including the convertible debenture and warrants, were excluded from the calculation of diluted loss per share because the Company was in a loss position. Their inclusion would have been antidilutive

	For the three months ended September 30,
	2025	2024
Net loss attributable to the Company	$(1,357,216)	(1,335,407)
Weighted average number of common shares outstanding – Basic and Diluted	14,733,489	7,500,000
Loss per share – Basic and Diluted	$(0.09)	(0.18)

NOTE 19 — SEGMENT REPORTING

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

Based on internal management reporting and assessment, the Company concludes that it has two reporting segments listed as below for the three months ended September 30, 2025 and one reporting segment for the three months ended September 30, 2024. The Company and its subsidiaries are located either in the U.S. or China. The Company is primarily engaged in the business of providing customized cross-border freight solutions in the U.S. and distribution of pharmaceutical products in China. Segment net income (loss) excludes general corporate administrative expenses and selling expenses including corporate functional costs relating to professional expenses, payroll expense of management, and interest expenses in connection with convertible debt that are managed centrally at the corporate level and are excluded from the measure of segment performance reviewed by the CODM.

The summary of key information by segments for the three months ended September 30, 2025 was as follows:

	Cross-border freight solutions (U.S.)	Pharmaceutical distribution (China)	Holding	Total for year ended September 30, 2025
Revenue from external customers	$4,181,714	1,338,015	-	5,519,729
Revenue from related parties	$580,160	-	-	580,160
Cost of revenue	$4,200,352	790,770	-	4,991,122
Gross profit	$561,522	547,245	-	1,108,767
Selling expense	$-	170,548	18,863	189,411
General and administrative expense	$1,174,196	157,815	775,644	2,107,655
Depreciation & amortization	$39,966	10,151	21,819	71,936
Income tax provision (credit)	$-	41,333	(5,343)	35,990
Long-lived assets	$2,796,757	432,186	411,756	3,640,699
Segment assets	$6,532,241	3,284,854	8,818,094	18,635,189
Segment profit (loss)	$(655,618)	$111,325	$(812,923)	$(1,357,216)

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Contractual Commitments

As of September 30, 2025, the Company’s contractual obligations consist of the following:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$3,363,435	$1,745,988	1,179,649	437,798	—
Finance lease obligations	118,888	50,854	44,573	23,461	—
Vehicle loans	155,470	50,096	72,759	32,615	—
Equipment loans	26,538	22,919	3,619	—	—
Other loans	2,473,769	2,425,171	48,598	—	—
Convertible debts	175,000	175,000	—	—	—
Loan payable to a related party	124,176	-	124,176	—	—
Total	$6,437,276	$4,470,028	1,473,374	493,874	—

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s unaudited consolidated financial position or results of operations or liquidity as of September 30, 2025.

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

The Company recorded impairment of intangible assets of nil for the three months ended September 30, 2025.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 22 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after September 30, 2025 up through the date the unaudited condensed consolidated financial statements were issued, and unless disclosed below, there are not any material subsequent events that require disclosure in these unaudited condensed consolidated financial statements.

On October 16, 2025, the Company’s Board of Directors unanimously approved the following matters, each of which is subject to approval by the Company’s stockholders at a Special Meeting to be held after the reporting date of these financial statements:

Amendments to the Articles of Incorporation and Bylaws

i.	To increase in Authorized Common Stock from 200,000,000 shares, par value $0.0001 per share, to 2,000,000,000 shares;

ii.	To authorize of Preferred Stock: Creation of 1,000,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, with rights and preferences to be determined by the Board of Directors;

iii.	To effect a name change of the Company;

iv.	To reduce the voting thresholds required for stockholder proposals

v.	To reduce stockholder meeting quorum requirement and informal action requirement under Company’s Bylaws (the “Bylaws”)

2025 Equity Incentive Plan

Subsequent to the balance sheet date, the Board approved the Company’s 2025 Long-Term Incentive Plan, subject to stockholder approval. The plan authorizes up to 5,000,000 shares for equity-based awards, including stock options, stock appreciation rights, restricted shares, and restricted share units, and is intended to support the attraction and retention of employees, directors, and consultants. The plan will remain effective through December 31, 2035, if approved. The approval of the plan has no impact on the financial statements as of the reporting date.

Treasury Reserve Strategy

The strategy would allow the Company to use Bitcoin and Ethereum as primary treasury reserve assets, with holdings of each cryptocurrency limited to no more than 5% of its total market capitalization at the time of acquisition. If approved, the Board would be authorized to purchase, hold, or sell Bitcoin and Ethereum in its discretion, taking into account market conditions and the Company’s liquidity and business needs. The Company may also raise capital, including through equity or equity-linked offerings, to fund such acquisitions. The proposal has no impact on the Company’s financial statements as of the reporting date.

Capital Raising Authorization

The Board approves the Company to issue 20% or more of its outstanding Common Stock (including convertible or exercisable securities) in one or more non-public transactions at a price below the Nasdaq “Minimum Price,” but not less than 80% of the Minimum Price, as defined under Nasdaq Rule 5635(d). This authorization is intended to provide the Company with flexibility to raise capital outside of public offerings. The proposal has no impact on the financial statements as of the reporting date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. All amounts included herein with respect to the three months ended September 30, 2025 and 2024 are derived from our audited consolidated financial statements included elsewhere in this Report. Our financial statements have been prepared in accordance with the U.S. GAAP.

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

Founded in Chicago, Illinois in 2018, we are an Asian American-owned business rooted in the U.S. with in-depth understanding of both the U.S. and Asian international trading and logistics service markets. Our customers are typically Asia- and U.S.-based logistics service companies serving large e-commerce platforms, social commerce platforms and manufacturers to sell and transport consumer and industrial goods made in Asia into the U.S. As of September 30, 2025, we had served over 400 customers to fulfill over 58,500 cross-border supply chain solution orders.

We have established an extensive collaboration network of service providers, including global freight carriers for our cross-border freight consolidation and forwarding services as well as domestic ground transportation carriers for our U.S. domestic transportation services. As of September 30, 2025, we had collaborated with almost all major global ocean and air carriers to forward 37,300 TEU of container loads and 75,100 tons of air cargo. As of September 30, 2025, we had also cooperated with over 200 domestic ground transportation carriers, including almost all major U.S. domestic ground transportation carriers, on a long-term, short-term or order basis, as the case may be.

We operate three massive and hyper-busy regional warehousing and distribution centers in the U.S., in Illinois and Texas. With an aggregate gross feet area of approximately 142,484 square feet and 52 docks, our regional warehousing and distribution centers have an aggregate daily floor load of up to 3,000 cubic meters of freight. In addition to our self-operated regional centers, we maintain close contact with over 150 warehouses and distribution terminals in almost all transportation hubs in the U.S. which we have cooperated in the past to support the warehousing and distributing services of our cross-border freight in case such freight requires storage, fulfilment, transloading, palletizing, packaging or distribution in states other than Illinois and Texas. As of September 30, 2025, we had assisted with the customs clearance, in conjunction with our other service offerings, of cross-border freight of an aggregate assessed value of over $63.0 million.

Leveraging our strong cross-border supply chain service capabilities, extensive service provider network of cross-border freight carriers and U.S. domestic ground transportation carriers, massive and hyper-busy regional warehousing and distribution centers as well as deep understanding of the Asian market, we have been able to build up our brand and reputation and have achieved fast growth since our inception. As of September 30, 2025, we had fulfilled over 58,500 cross-border supply chain solution orders for freight of an aggregate assessed value of $1.0 billion, delivered to thousands of business and residential addresses in approximately 48 U.S. states.

For the three months ended 30, 2025 and 2024, our revenues amounted to $6.1 million and $4.1 million, respectively, and our gross profit amounted to $1.1 million and $0.5 million during the same periods, respectively.

Key Factors Affecting Our Results of Operations

We believe the most significant factors that affect our business and results of operations include the following:

Our Ability to Expand Our Customer Base

Our results of operations are dependent upon our ability to expand and maintain our customer base. As of September 30, 2025, we had served over 400 customers to fulfill over 58,500 cross-border supply chain solution orders. We will continue to expand our customer base to achieve a sustainable business growth. We aim to attract new customers and maintain our existing customers. We plan to improve the quality and expand the variety of our services to obtain more customers.

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

Selling Expenses. Our selling expenses primarily include salaries expense, advertising expenses, software expense, and traveling expense of sales team engaged in developing potential customers and maintaining customer relationships and transportation cost for selling pharmaceutical products.

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

Results of Operations

The following table summarizes the results of consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2025 and 2024 in U.S. dollars.

	For the Three Months Ended September 30,
	2025		2024
	Amount	As % of revenue	Amount	As % of revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)

Revenue from cross border freight solutions	$4,761,874	78.1%	$4,081,554	100.0%	$680,320	16.7%
Revenue from distribution of pharmaceutical products	1,338,015	21.9%	-	-	1,338,015	N/A
Total revenue	6,099,889	100.0%	4,081,554	100.0%	2,018,335	49.5%

Cost of revenue from cross border freight solutions	4,200,352	68.9%	3,559,015	87.2%	641,337	18.0%
Cost of revenue from pharmaceutical products	790,770	13.0%	-	-	790,770	N/A
Total cost of revenue	4,991,122	81.8%	3,559,015	87.2%	1,432,107	40.2%

Gross profit from cross border freight solutions	561,522	11.8%	522,539	12.8%	38,983	7.5%
Gross profit from pharmaceutical products	547,245	40.9%	-	-	547,245	N/A
Gross profit	1,108,767	18.2%	522,539	12.8%	586,228	112.2%

Operating expenses
Selling expenses	189,411	3.1%	-	-	189,411	N/A
General and administrative expenses	2,107,655	34.6%	1,837,206	45.0%	270,449	14.7%
Provision of allowance for expected credit loss	83,325	1.4%	12,837	0.3%	70,488	549.1%
Total operating expenses	2,380,391	39.0%	1,850,043	45.3%	530,348	28.7%
Loss from operations	(1,271,624)	(20.8)%	(1,327,504)	(32.5)%	55,880	(4.2)%
Other income (expenses)
Other income, net	146,839	2.4%	109,788	2.7%	37,051	33.7%
Interest expense	(196,441)	(3.2)%	(28,110)	(0.7)%	(168,331)	598.8%
Total other (expenses) income, net	(49,602)	(0.8)%	81,678	2.0%	(131,280)	(160.7)%
Loss before income taxes	(1,321,226)	(21.7)%	(1,245,826)	(30.5)%	(75,400)	6.1%
Income taxes expense	35,990	0.6%	89,581	2.2%	(53,591)	(59.8)%
Net loss	$(1,357,216)	(22.2)%	$(1,335,407)	(32.7)%	$(21,809)	1.6%

For the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following table summarizes our consolidated results of operations and percentages of certain items in relation to total revenues for the three months ended September 30, 2025 and 2024, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the three months ended September 30,
	2025		2024
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue from cross-border freight solutions
Cross-border ocean freight solutions	$1,434,864	23.5%	$1,836,591	45.0%	$(401,727)	(21.9)%
Cross-border airfreight solutions	3,327,010	54.5%	2,244,963	55.0%	1,082,047	48.2%
Subtotal	4,761,874	78.1%	4,081,554	100.0%	680,320	16.7%
Revenue from distribution of pharmaceutical products	1,338,015	21.9%	-	-	1,338,015	100.0%
Total revenues	6,099,889	100.0%	4,081,554	100.0%	2,018,335	49.5%

Cost of revenues – cross-border freight solution	4,200,352	68.9%	3,559,015	87.2%	641,337	18.0%
Cost of revenues – pharmaceutical products	790,770	13.0%	-	-	790,770	100.0%
Total cost of revenues	4,991,122	81.8%	3,559,015	87.2%	1,432,107	40.2%

Gross profit – cross-border freight solution	561,522	11.8%	522,539	12.8%	38,983	7.5%
Gross profit – pharmaceutical products	547,245	40.9%	-	-	547,245	100.0%
Total gross profit	$1,108,767	18.2%	$522,539	12.8%	$586,228	112.2%

Revenues

Our total revenues from cross-border freight solutions increased by $0.7 million, or 16.7%, from $4.1 million for the three months ended September 30, 2024, to $4.8 million for the three months ended September 30, 2025. The increase was mainly due to increase in revenue from cross-border airfreight solutions.

Revenues from our cross-border ocean freight solutions decreased by $0.4 million, or 21.9%, from $1.8 million for the three months ended September 30, 2024, to $1.4 million for the three months ended September 30, 2025. This reduction was primarily due to a decrease in the volume of cross-border ocean freight processed and forwarded, dropping from 1,430 TEU in the three months ended September 30, 2024, to 1,331 TEU for the three months ended September 30, 2025.

Revenues from our cross-border airfreight solutions increased by $1.1 million or 48.2%, from $2.2 million for the three months ended September 30, 2024, to $3.3 million for the three months ended September 30, 2025. Despite our volume of cross-border air freight processed decreased, from approximately 7,273 tons for the three months ended September 30, 2024, to approximately 5,776 tons for the three months ended September 30, 2025, our revenue increased primarily due to we experienced stronger demand of value-added services, such as warehouse repackaging and related handling services, which generates higher revenue per shipment and more than offset the impact of lower freight volumes. revenue. For the three months ended September 30, 2025, revenues generated per tons increased by $267, or 86.6%, to $576 per tons, from $309 per tons for the same period in 2024.

Starting from December 2024, we established a new revenue stream through the distribution of pharmaceutical products. We procured pharmaceuticals—primarily pharmaceutical solutions—directly from manufacturers and supplied them to distributors, hospitals, and clinics. For the three months ended September 30, 2025, our total revenue from pharmaceutical product distribution amounted to $1.3 million. We did not generate any revenue from this segment in the same period of the prior year.

Revenues by Customer Geographic

	For the three months ended September 30,
	2025		2024
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue from cross-border freight solutions
Asia-based customers	$4,016,859	65.9%	$2,809,636	68.8%	$1,207,223	43.0%
U.S.-based customers	745,015	12.2%	1,271,918	31.2%	(526,903)	(41.4)%
	4,761,874	78.1%	4,081,554	100.0%	680,320	16.7%
Revenue from distribution of pharmaceuticals
Asia-based customers	1,338,015	21.9%	-	-	1,338,015	100.0%
Total revenues	$6,099,889	100.0%	$4,081,554	100.0%	$2,018,335	52.4%

Revenues from cross-border freight solutions for the Asia-based customers increased by $1.2 million, or 43.0%, from $2.8 million for the three months ended September 30, 2024, to $4.0 million for the three months ended September 30, 2025. Revenues from cross-border freight solutions for the U.S.-based customers decreased by $0.5 million, or 41.4%, from $1.2 million for the three months ended September 30, 2024 to $0.7 million for the same period in 2025.

The increase in revenues from Asia-based customers for the three months ended September 30, 2025 was primarily driven by strengthened relationships with key clients. The company assigned dedicated teams to manage high-value accounts, which led to an increase in their shipment volumes. In addition, revenue growth was supported by an expansion of value-added logistics services, reflecting higher demand for services such as repackaging, handling, and customized solutions.

The decrease in revenue from the U.S.-based customers for the three months ended September 30, 2025, compared to the same period in 2024, was primarily driven by a decrease in shipment volumes serving e-commerce platforms and concerns over a potential economic downturn and reduced consumer spending power in the U.S., which led to lower shipment volumes.

Our customers for the distribution of pharmaceutical products are located in China, as we specifically target the Chinese market. For the three months ended September 30, 2025, our total revenue from pharmaceutical product distribution amounted to $1.3 million. We did not generate any revenue from this segment in the same period of the prior year.

Cost of Revenues

A breakdown of our cost of revenues for the three months ended September 30, 2025 and 2024 is as follows:

	For the three months ended September 30,		Amount Increase	Percentage Increase
	2025	2024	(Decrease)	(Decrease)
Cost of revenue from cross-border freight solutions
Transportation and delivery costs	$1,476,989	$1,633,890	$(156,901)	(9.6)%
Warehouse service charges	898,262	770,102	128,160	16.6%
Custom declaration and terminal charges	1,127,988	441,624	686,364	155.4%
Freight arrangement charges	121,687	164,340	(42,653)	(26.0)%
Overhead cost	575,426	549,059	26,367	4.8%
Subtotal	4,200,352	3,559,015	641,337	18.0%
Cost of revenue from distribution of pharmaceuticals
Cost of goods sold	790,770	-	790,770	100.0%
Total cost of revenue	$4,991,122	$3,559,015	$1,432,107	40.2%

Our cost of revenues from cross-border freight solutions decreased by $0.6 million, or 18.0%, from $3.6 million for the three months ended September 30, 2024, to $4.2 million for the three months ended September 30, 2025. The decrease in cost of revenues was mainly due to the combined effects of:

(i)	an increase in customs declaration and terminal charges, consisting of customs fees, handling charges, and entry service fees charged by ports and terminals during the three months ended September 30, 2025, resulting from an increase in the volume of cross-border freight we handled, particularly airfreight, during the same period;

(ii)	an increase in warehouse service charges, primarily representing labor costs at our regional warehousing and distribution centers during the three months ended September 30, 2025, was mainly driven by four factors. First, industry hourly wage rates increased during the year, leading to higher overall staffing expenses. Second, we adjusted our staffing structure by reducing regular full-time positions and increasing the use of contracted labor to improve operational flexibility in response to the lower shipping volume experienced in the current year. Third, more labor was required for unpacking shipments into smaller packages to meet customer requirements, which further contributed to the increase in warehouse labor costs. Fourth, we have one more warehouse used for the operation and increase the contract service costs at warehouses. This more flexible staffing model positions us to adjust more efficiently to future changes in shipment volume, and if volume decreases further, we expect to be able to reduce labor costs more promptly; which was partly offset by

(iii)	a decrease in transportation and delivery costs, including trucking, drayage, chassis rental, freight, and delivery costs during the three months ended September 30, 2025, which was primarily due to a reduction in delivery services provided to customers. More customers shifted from standard shipping services to value-added offerings such as warehouse repackaging. These services require less transportation activity and rely more on in-facility processing, which reduces our related delivery expenses. As a result, both revenue from transportation services and the associated delivery costs declined in line with the change in service;

(iv)	a decrease in freight arrangement charges, mainly representing scheduling and booking fees for cross-border ocean freight and airfreights from the U.S. to China, during the three months ended September 30, 2025, primarily due to a decrease in the volume of cross-border ocean arrangements, from the U.S. to China; and

Our cost of revenues from the distribution of pharmaceuticals was $0.8 million for the three months ended September 30, 2025. We did not generate any revenue from this segment in the same period of the prior year.

Gross Profit

Our overall gross profit was $1.1 million for the three months ended September 30, 2025, compared to $0.5 million in the same period of the prior year.

Our gross margin for cross-border freight solutions was 11.8% for the three months ended September 30, 2025, compared to 12.8% for three months ended September 30, 2024. The decrease in gross margin was primarily attributable to increased overhead costs allocated, as discussed above.

Our gross margin for the distribution of pharmaceutical was 40.9% for three months ended September 30, 2025. This is a new business segment in the current year and therefore no gross margin was reported in the same period of the prior year. The gross margin of the distribution of pharmaceutical was 56.1% for the fiscal year 2025, from the inception to June 30, 2025. This comparatively lower margin was primarily due to favorable purchase discounts offered by our suppliers, who extended these incentives to support the establishment of a long-term partnership as we entered this market as a new customer, in fiscal year 2025. Excluding the impact of the favorable purchase discounts, the gross margin for pharmaceutical distribution in fiscal year 2025 would be approximately 38.4%, which is comparable to the current quarter.

Selling Expenses

Our selling expenses amounted to $0.2 million for the three months ended September 30, 2025, compared to a nominal amount for the same period in 2024. The increase was primarily driven by the salaries for our sales team, software expenses and the advertising expense amounted to $0.2 million, both of which were incurred in connection with the launch of our new pharmaceutical distribution service during the year.

General and Administrative Expenses

Our general and administrative expenses increased by $0.3 million, or 14.7%, from $1.8 million for the three months ended September 30, 2024, to $2.1 million for the three months ended September 30, 2025. These expenses represented 34.6% and 45.0% of our total revenues for the three months ended September 30, 2025 and 2024, respectively. The increase was mainly due to increase in our professional expense and our new pharmaceutical distribution segment in the second quarter of the fiscal year ended June 30, 2025 contributed to the rise in operating costs.

Our professional fees increased by $0.3 million, or 67.8%, from $0.3 million for the three months ended September 30, 2024, to $0.6 million for the three months ended September 30, 2025. Our professional fee represented 27.1% and 18.5% of our total general and administrative expenses for the three months ended September 30, 2025 and 2024, respectively. The increase was primarily due to advisory and consulting expenses strategic planning initiatives. These costs included external support for market assessments, financial and operational due diligence, and the development of long-term strategic plans to guide future growth.

Other Income, net

Our other income, net, increased by $37,051, or 33.7%, from $109,788 for the three months ended September 30, 2024, to $146,839 for the three months ended September 30, 2025. The increase was primarily due to increase in interest income of $60,561 in connection with a third-party loan, which was partly offset by slightly decrease in rental income by $14,945.

Interest Expenses

Our interest expenses increased by $168,331, or 598.8%, from $28,110 for the three months ended September 30, 2024, to $196,441 for the three months ended September 30, 2025. The increase in interest expense was mainly due to higher outstanding interest-bearing loans and interest expense in connection with the convertible note.

Loss Before Income Taxes

We had a net loss before income taxes of $1.3 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively. We were in a loss position before income taxes for the three months ended September 30, 2025, primarily attributable to the net effects of: (i) the rise in operating expenses, which was partly offset by an increase in gross profit due to the new business segment for the three months ended September 30, 2025 as mentioned above.

Income Tax Expense

We had income tax expenses of $35,990 and $89,581 for the three months ended September 30, 2025 and 2024, respectively. A current income tax provision of $57,979 was recognized for a subsidiary with net assessable income while no current income tax provision was recognized for subsidiaries in net operating loss for the three months ended September 30, 2025.

Based on management’s assessment of future taxable income, the Company determined that it was no longer more likely than not that sufficient future taxable income would be available to utilize the deferred tax benefits. As a result, the Company recorded a full valuation allowance against its DTAs and did not recognize any deferred tax assets. We recognized a recovery of deferred income tax credit of $21,989 due to amortization of intangible assets, resulting in a net income tax expense of $35,990 for the three months ended September 30, 2025.

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

Net loss

As a result of the foregoing, we had a net loss of $1.4 million and of $1.3 million for the three months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of September 30, 2025, we had a cash balance of $4.5 million. Our current assets were $15.0 million, and our current liabilities were $9.8 million, resulting in a current ratio of 1.5 and positive working capital of $5.2 million. Total stockholders’ equity as of September 30, 2025 was $7.0 million.

As of September 30, 2025 and June 30, 2025, we had accounts receivable net of allowance of $3.4 million and $3.3 million, respectively. We periodically review our accounts receivable and allowance level to ensure our methodology for determining allowances is reasonable and to accrue additional allowances if necessary. For accounts receivable as of September 30, 2025 and June 30, 2025, we provided a credit loss allowance of $171,613 and $87,728, respectively.

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

Cash Flows

The following table sets forth summary of our cash flows for the periods indicated:

	For the periods ended September 30,
	2025	2024
Net cash used in operating activities	$(4,016,518)	$(1,402,784)
Net cash used in investing activities	(108,800)	(38,279)
Net cash provided by financing activities	3,672,316	4,044,402
Effect of exchange rate changes on cash	36,578	12,386
Net increase in cash and cash equivalent	(416,424)	2,615,725
Cash, beginning of the period	4,956,060	123,550
Cash, end of the period	$4,539,636	2,739,275

Operating Activities

Net cash used in operating activities was $4,016,518 in the three months ended September 30, 2025, which included a net loss of $1,357,216, adjusted for non-cash items of $1,037,413 and changes in working capital deficits of $3,696,715. The non-cash items primarily included $527,261 straight line lease expense of operating leases, $359,239 stock-based compensation for consulting expenses, $50,565 depreciation included in G&A and cost of revenue, $8,600 depreciation of right-of-use finance assets, $69,602 amortization of discount and bond issuance cost, $21,371 amortization of intangible assets, $$60,561 interest income from a third party loan, $83,325 from provision of allowance for expected credit loss and a decrease of $21,989 from deferred tax liabilities. The adjustments for changes in working capital mainly included an increase of $279,024 in accounts receivable from third parties due to an increase of revenues near period end, an increase of $82,118 in other receivable – related parties, an increase in inventory of $35,452,an increase of $2,935,837 in prepayment, deposit and other receivable – third parties and a payment of $897,689 for operating lease liabilities, partially offset by a decrease of $69,662 in contract assets, an increase of $121,571 in refund liabilities, an increase of $39,445 in accounts payable to related parties, an increase of $45,114 in accounts payable to third parties, a decrease of $43,435 in accounts receivable from related parties, a decrease of $51,279 in note receivable, a decrease of $61,133 in right of return assets, an increase of $18,175 in contract liabilities, an increase of $45,704 in tax payable, and an increase of $37,887 in accrued liabilities and other payables.

Net cash used in operating activities was $1,402,784 in the three months ended September 30, 2024, including net loss of $1,335,407, adjusted for non-cash items for $612,895 and changes in working capital of negative $680,272. The non-cash items primarily included $466,723 amortization of operating lease assets, $36,159 depreciation included in G&A and cost of revenue, $7,595 depreciation of right-of-use finance assets and $12,837 from provision of allowance for expected credit loss and a decrease of $89,581 from deferred tax asset due to recognition of valuation allowance. The adjustments for changes in working capital mainly included a decrease of $402,895 and $156,850 in accounts payable — third parties and related parties, respectively, an increase of $77,812 in due from related parties because of rental income recognized for the three months ended September 30, 2024, a decrease of $470,260 in operating lease liabilities and a decrease of $24,876 in accrued expense and other payable, partially offset by a decrease of $282,864 and $257,924 in accounts receivable — third parties and related parties, respectively, due to a decrease of revenues near the period end.

The $2,613,734 increase in cash used in operating activities for the three months ended September 30, 2025, compared to the prior year, was primarily due to an increase in advance deposits of $2.8 million to a supplier partly offset by an increase of $644,304 in accounts payable — third parties and related parties due to the timing of vendor, client, and related parties payment.

Investing Activities

Net cash used in investing activities was $108,800 and $38,279 for the three months ended September 30, 2025 and 2024, respectively. Net cash used in investing activities for the three months ended September 30, 2025, was primarily attributable to an additional loan of $108,800 to a third party. The cash used in same period of last year mainly attributable to was primarily attributable to our purchases of property and equipment and the prepayment for the installation of a security system which was still in progress as of the period ended.

Financing Activities

Net cash provided by financing activities was $3,672,316 for the three months ended September 30, 2025, compared with $4,044,402 for the same period in the prior year. The decrease was primarily due to a smaller scale of financing activities compared with the prior period. During the three months ended September 30, 2025, we generated cash inflows from loan borrowings of $1.2 million, private placements of $3.0 million, advances from related parties of $0.3 million and advance from shareholders of $0.1 million, which were partially offset by $0.3 million in principal repayments of convertible debt, loan repayments of $0.2 million, advance to a third party of $0.2 million and advance to related parties of $0.2 million. During the three months ended September 30, 2024, we had net proceeds of approximately $5,351,281 from the offering, partly offset by repayment of $879,574 to shareholders, loans repayment of $265,456 and advancement to related party of $126,227 during the three months ended September 30, 2024.

Capital Expenditure

Our capital expenditures are incurred primarily in connection with the purchase of fixed assets, including machinery and equipment, furniture and fixtures, leasehold improvement and vehicles. Our capital expenditures amounted to nil and $38,279 for the three months ended September 30, 2025 and 2024, respectively.

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

Based upon this evaluation, our management concluded that as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

Lakeside Holding Limited

Dated: November 19, 2025	By:	/s/ Henry Liu
Henry Liu
Chief Executive Officer