Form 10-Q
period 2025-12-31
Lakeside Holding Ltd
filed 2026-02-19
CIK 1996192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of the date of this report, the Registrant had 34,427,559 shares of common stock outstanding.

Lakeside Holding Limited

FORM 10-Q

For the Quarterly Period Ended December 31, 2025

INDEX

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2025 (unaudited) and June 30, 2025	F-2
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months and six months ended December 31, 2025 and 2024 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months and six months ended December 31, 2025 and 2024 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024 (unaudited)	F-5
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
	Signatures	22

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

ii

LAKESIDE HOLDING LIMITED

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of December 31, 2025 (unaudited) and June 30, 2025	F-2
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months and six months ended December 31, 2025 and 2024 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months and six months ended December 31, 2025 and 2024 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024 (unaudited)	F-5
Notes to Condensed Consolidated Financial Statements (unaudited)	F-6 – F-48

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

 AS OF DECEMBER 31, 2025 (UNAUDITED) AND JUNE 30, 2025

	As of December 31, 2025 (unaudited)	As of June 30, 2025
ASSETS
CURRENT ASSETS
Cash	$1,641,438	$4,956,060
Accounts receivable – third parties, net of credit loss allowance of $171,609 and $87,728	3,744,551	2,895,580
Accounts receivable – related party, net of credit loss allowance of $nil and $nil	443,941	396,331
Note receivable	-	65,152
Prepayment, deposit and other receivable – third parties	6,793,122	449,977
Other receivable – related party	1,075,998	869,430
Contract assets	68,912	119,054
Inventories, net	124,336	96,534
Right of return asset	71,518	141,687
Loan receivable from related parties	386,541	277,741
Loan receivable from a third party, net of credit loss allowance of $288,000 and $nil	6,860,622	11,380
Total current assets	21,210,979	10,278,926

NON-CURRENT ASSETS
Long- term investment	15,741	15,741
Property and equipment at cost, net of accumulated depreciation	362,802	389,421
Intangible assets, net	322,698	365,440
Right of use operating lease assets	2,212,464	3,158,202
Right of use financing lease assets	76,597	93,797
Deposit and prepayment	98,927	103,934
Total non-current assets	3,089,229	4,126,535
TOTAL ASSETS	$24,300,208	$14,405,461

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payables – third parties	$2,899,042	$2,494,217
Accounts payables – related parties	200,434	65,237
Accrued liabilities and other payables	2,509,295	2,119,994
Current portion of obligations under operating leases	1,314,019	2,323,290
Current portion of obligations under financing leases	42,273	47,035
Loans payable, current	2,325,149	1,300,112
Contract liabilities	50,783	15,355
Tax payable	407,709	312,903
Amounts due to shareholders	174,626	-
Amounts due to a related party	260,144	-
Convertible debts - current	97,162	910,675
Refund liabilities	148,996	77,235
Total current liabilities	10,429,632	9,666,053

NON-CURRENT LIABILITIES
Loans payable, non-current	117,064	60,398
Loan payable to a related party	124,176	124,176
Deferred tax liabilities	59,606	83,100
Obligations under operating leases, non-current	1,336,300	1,559,782
Obligations under financing leases, non-current	54,739	66,267
Total non-current liabilities	1,691,885	1,893,723
TOTAL LIABILITIES	12,121,517	11,559,776

Commitments and Contingencies

EQUITY
Common stocks, $0.0001 par value, 200,000,000 shares authorized, 34,427,559 and 10,500,000 issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	3,443	1,050
Subscription receivable	(2,530,508)	-
Additional paid-in capital	22,681,315	8,084,275
Statutory reserve	86,099	63,416
Deficits	(8,278,951)	(5,315,371)
Accumulated other comprehensive income	217,293	12,315
Total equity	12,178,691	2,845,685

TOTAL LIABILITIES AND EQUITY	$24,300,208	$14,405,461

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue from cross-border freight solutions – third party	$8,110,140	$6,702,063	$3,928,426	$3,102,276
Revenue from cross-border freight solutions – related parties	1,221,728	756,994	641,568	275,227
Revenue from distribution of pharmaceutical products – third parties	3,780,654	218,086	2,442,639	218,086
Total revenue	13,112,522	7,677,143	7,012,633	3,595,589

Cost of revenue from cross-border freight solutions – third party	7,286,059	6,153,994	3,552,213	3,159,709
Cost of revenue from cross-border freight solutions – related party	822,137	921,050	355,631	356,320
Cost of revenue from pharmaceutical products – third parties	1,985,266	121,791	1,194,496	121,791
Total cost of revenue	10,093,462	7,196,835	5,102,340	3,637,820
Gross profit (loss)	3,019,060	480,308	1,910,293	(42,231)

Operating expenses:
Selling expenses	1,093,244	54,488	903,833	54,488
General and administrative expenses	4,318,013	3,749,059	2,210,358	1,911,853
Provision (reversal) of allowance for expected credit loss for accounts receivable	82,151	1,956	(1,174)	(10,881)
Provision of allowance for credit loss on loan receivable from a third party	288,000	—	288,000	—
Total operating expenses	5,781,408	3,805,503	3,401,017	1,955,460

Loss from operations	(2,762,348)	(3,325,195)	(1,490,724)	(1,997,691)

Other income (expense)
Other income, net	282,380	201,541	135,541	91,753
Interest expense	(379,890)	(68,992)	(183,449)	(40,882)
Total other income (expense)	(97,510)	132,549	(47,908)	50,871

Loss before income taxes	(2,859,858)	(3,192,646)	(1,538,632)	(1,946,820)
Income tax expense	81,039	89,581	45,049	—
Net loss attributable to the Company	(2,940,897)	(3,282,227)	(1,583,681)	(1,946,820)

Other comprehensive loss:
Foreign currency translation income (loss)	204,978	(12,186)	168,050	(25,179)
Comprehensive loss attributable to the Company	$(2,735,919)	$(3,294,413)	$(1,415,631)	$(1,971,999)

Loss per share – basic and diluted	$(0.17)	$(0.44)	$(0.08)	$(0.26)
Weighted Average Shares Outstanding – basic and diluted	17,151,720	7,500,000	19,569,950	7,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(UNAUDITED)

	For The Three Months Ended December 31, 2024
	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Deficits	Accumulated Other Comprehensive Income Loss)	Total
Balance at September 30, 2024 (unaudited)	7,500,000	$750	$—	$4,942,791	$(1,341,226)	$15,965	$3,618,280
Net loss	—	—	—	—	(1,946,820)	—	(1,946,820)
Foreign currency translation adjustment	—	—	—	—	—	(25,179)	(25,179)
Balance at December 31, 2024 (unaudited)	7,500,000	$750	$—	$4,942,791	$(3,288,046)	$(9,214)	$1,646,281

	For The Six Months Ended December 31, 2024
	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Deficits	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2024	6,000,000	$600	$(600)	$642,639	$(5,819)	$2,972	$639,792
Paid in capital	—	—	600	—	—	—	600
Net loss	—	—	—	—	(3,282,227)	—	(3,282,227)
Initial public offering, net of share issuance costs	1,500,000	150	—	4,300,152	—	—	4,300,302
Foreign currency translation adjustment	—	—	—	—	—	(12,186)	(12,186)
Balance at December 31, 2024 (unaudited)	7,500,000	$750	$—	$4,942,791	$(3,288,046)	$(9,214)	$1,646,281

	For The Three Months Ended December 31, 2025
	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Statutory Reserves	Deficits	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2025 (unaudited)	17,427,559	$1,743	$—	$13,512,515	$74,608	$(6,683,779)	$49,243	$6,954,330
Net loss	—		—	—	—	(1,583,681)	—	(1,583,681)
Statutory reserve	—		—	—	11,491	(11,491)	—	—
Foreign currency translation gain	—		—	—		—	168,050	168,050
Common stock issued for consulting services	3,000,000	300	—	2,506,200	—	—	—	2,506,500
Issuance of common shares - Private placement	14,000,000	1,400	(2,530,508)	6,662,600	—	—	—	4,133,492
Balance at December 31, 2025 (unaudited)	34,427,559	$3,443	$(2,530,508)	$22,681,315	$86,099	$(8,278,951)	$217,293	$12,178,691

	For The Six Months Ended December 31, 2025
	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Statutory Reserves	Deficits	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2025	10,500,000	$1,050	$—	$8,084,275	$63,416	$(5,315,371)	$12,315	$2,845,685
Net loss	—		—	—	—	(2,940,897)	—	(2,940,897)
Statutory reserve	—		—	—	22,683	(22,683)	—	—
Foreign currency translation gain	—		—	—		—	204,978	204,978
Common stock issued for consulting services	5,300,000	530	—	4,422,170	—	—	—	4,422,700
Issuance of common shares upon exercise of Convertible note	820,330	82	—	512,651	—	—	—	512,733
Issuance of common shares - Private placement	17,807,229	1,781	(2,530,508)	9,662,219	—	—	—	7,133,492
Balance at December 31, 2025 (unaudited)	34,427,559	$3,443	$(2,530,508)	$22,681,315	$86,099	$(8,278,951)	$217,293	$12,178,691

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(UNAUDITED)

	For the Six Months Ended December 31,
	2025	2024
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,940,897)	$(3,282,227)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation – G&A	54,670	50,804
Depreciation – cost of revenue	48,305	36,328
Amortization of intangible asset	42,742	—
Amortization and interest expense of operating lease assets	1,054,794	989,003
Depreciation of right-of-use finance assets	17,200	15,480
Provision of allowance for expected credit loss on accounts receivable	82,151	1,956
Provision of allowance for expected credit loss on loan receivable	288,000	—
Amortization of discount and bond issuance cost	98,835	—
Deferred tax expense	(23,494)	89,581
Interest income	(100,052)	—
Stock-based compensation expense for consulting services	940,860	—
Changes in operating assets and liabilities:
Accounts receivable – third parties	(932,852)	424,648
Accounts receivable – related parties	(47,610)	565,766
Note receivables	65,152	—
Contract assets	50,142	98,118
Inventories, net	(27,802)	(10,328)
Right of return asset	70,169	—
Other receivable – related parties	(143,789)	(241,702)
Prepayment, deposit and other receivable	(2,856,298)	(112,620)
Accounts payables – third parties	404,825	28,285
Accounts payables – related parties	135,197	(156,165)
Contract liabilities	35,428	—
Accrued expense and other payables	389,301	312,722
Refund liabilities	71,761	—
Tax payable	94,806	—
Operating lease liabilities	(1,341,522)	(742,649)
Net cash used in operating activities	(4,469,978)	(1,933,000)

Cash flows from investing activities:
Purchase of furniture and equipment	—	(36,072)
Payment for leasehold improvement	—	(75,008)
Net cash payment for asset acquisition	—	(552,721)
Loan to a third party	(7,037,190)	(686,697)
Loan to a related party	(108,800)	—
Net cash used in investing activities	(7,145,990)	(1,350,498)

Cash flows from financing activities:
Proceeds from loans	1,644,523	195,000
Repayment of loans	(597,546)	(339,914)
Repayment of principal of convertible debt	(399,615)	—
Repayment of equipment and vehicle loans	(40,666)	(55,877)
Principal payment of finance lease liabilities	(16,290)	(14,964)
Advances from Hupan Pharmaceutical prior to acquisition	—	276,365
Proceeds from initial public offering, net of share issuance costs	—	5,351,281
Proceeds from a private placement	7,133,492	—
Advanced to related parties	(62,779)	(311,185)
Advance from a related party	260,144	—
Proceeds from shareholders	174,626	—
Repayment to shareholders	—	(805,345)
Net cash provided by financing activities	8,095,889	4,295,361

Effect of exchange rate changes on cash	205,457	(11,999)
Net (decrease) increase in cash	(3,314,622)	999,864
Cash, beginning of the period	4,956,060	123,550
Cash, end of the period	$1,641,438	$1,123,414

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income tax	$17,043	$—
Cash paid for interest	$354,942	$45,953

NON-CASH ACTIVITIES
Right of use assets obtained in exchange for operating lease obligations	$—	$1,445,498
Right of use assets obtained in exchange for finance lease obligation	$—	$89,003

SUPPLEMENTAL SCHEDULE OF NON-CASH IN INVESTING AND FINANCING ACTIVITIES
Additions to property and equipment included in loan payable	$69,544	$102,235
Additions to leasehold improvement and furniture and fixture through account payable	$—	$42,803
Settlement of due to shareholder and advance to related party	$—	$311,185
Convertible notes converted to common shares	$512,733	—
Issuance of common shares in exchange for consulting service	$4,422,700	—

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

As of December 31, 2025, the Company’s subsidiaries are as follows:

Name	Date of Incorporation/ Acquisition	Jurisdiction of Formation	Percentage of direct/indirect Economic Ownership	Principal Activities
Parent Company
Lakeside Holding Limited	August 28, 2023	Nevada	Parent	Holding company
Subsidiaries/companies with ownership
American Bear Logistics Corp. (“ABL Chicago”)	February 5, 2018	Illinois	100%	Logistics services
Sichuan Hupan Jincheng Enterprise Management Co., Ltd (“Sichuan Hupan”)	July 10, 2024	Sichuan, China	100%	Exploring business opportunities in China
Hupan Pharmaceutical (Hubei) Co., Ltd (“Hupan Pharmaceutical”)	November 21, 2024	Hubei, China	100%	Medical injection and pharmaceutical distributor
Smart Reserve Holding LTD	September 16, 2025	Cayman Islands	100%	Expected to be involved in digital asset business
Smart Reserve Inc	September 25, 2025	Cayman Islands	100%	Expected to be involved in digital asset business

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

As of December 31, 2025, the Company had an accumulated deficit of approximately $8.3 million. For the six months ended December 31, 2025, the Company incurred a net loss of approximately $2.9 million and the net cash used in operating activities was approximately $4.5 million. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its external financing. The Company currently plans to fund its operations and support its ongoing acquisition projects mainly through cash flow from loans, issuance of notes and additional equity financing from outside investors, if necessary, to ensure sufficient working capital. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates and assumptions

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the unaudited condensed consolidated financial statements. Significant accounting estimates required to be made by management include allowance for credit losses on account receivable and loan receivable from a third party, return liabilities, percentage of performance obligation completed at the reporting period, the measurements of convertible debts with accompanying warrants. The Company evaluates its estimates and assumptions on an ongoing basis and its estimates on historical experience, current and expected future conditions and various other assumptions that management believes are reasonable under the circumstances based on the information available to management at the time these estimates and assumptions are made. Actual results and outcomes may differ significantly from these estimates and assumptions.

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

As of December 31, 2025 and June 30, 2025, the Company had approximately $1.6 million and $5.0 million of cash in banks, most held in the banks located in the mainland of China and in the United States, respectively. Most of cash balance as of December 31, 2025 and June 30, 2025 were denominated in RMB.

Accounts receivable, net

Accounts receivables are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company grant credit to customers, without collateral, under normal payment terms. The Company uses a loss rate method to estimate allowance for credit losses for accounts receivable from cross-border freights solutions and aging schedule to estimate the allowance for credit losses for accounts receivable from distribution of pharmaceutical products respectively. Loss-rate approach is based on the historical loss rates. The Company evaluates the expected credit loss of accounts receivable based on customer financial condition and historical collection information adjusted for current market economic conditions and forecasts of future economic performance when appropriate. For those past due balances over one year and other higher risk receivables identified by the Company are reviewed individually for collectability. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of December 31, 2025 and June 30, 2025, the Company recorded the allowance of credit loss of $171,609 and $87,728, respectively.

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

As of December 31, 2025 and June 30, 2025, the Company held notes receivable totaling $nil and $65,152, all of which are expected to be collected within twelve months and are classified as current assets. The Company recognized $nil allowance for expected credit loss on bank notes receivable during the reporting periods, as all the acceptance notes were endorsed to suppliers for accounts payable payments.

Loan receivable from a third party and allowance for credit losses

Loans receivable from a third party are recorded at amortized cost, representing the principal amount and interest receivable outstanding net of any allowance for credit losses (see Note 5). The Company accounts for credit losses under ASC Topic 326, Financial Instruments—Credit Losses, which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of the financial asset. The Company determines the allowance for credit losses by utilizing a Probability of Default (“PD”) and Loss Given Default (“LGD”) methodology. As of December 31, 2025 and June 30, 2025, the Company recorded an allowance for expected credit losses of $288,000 and $nil related to its loan receivable from a third party.

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first out (FIFO) method. Costs include the cost of pharmaceutical products. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is estimated using selling price in the normal course of business less any costs to complete and sell products. As of December 31, 2025 and June 30, 2025, the Company did not record any inventory provision.

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

On August 4, 2023, ABL Wuhan ceased to be the Company’s subsidiary and became the Company’s long-term investment. As of December 31, 2025 and June 30, 2025, the Company’s investment in ABL Wuhan amounted to $15,741 and $15,741 respectively, and no impairment charges was recorded.

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

Impairment of long-lived asset

Long-lived assets, including plant, property and equipment and intangible asset, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. The Company reviews the impairment of its right-of-use assets and intangible asset consistent with the approach applied for its other long-lived assets. No impairment charge was recognized for the three months and six months ended December 31, 2025 and 2024, respectively.

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

The carrying value of cash, accounts receivable from third parties and related parties, due to shareholders, other receivables, other receivable from related parties, contract assets, loan receivable balance from a third party, loan receivable from related parties, accounts payable, convertible debts - current, loan payable to a related party, other payables and accrued expenses and other current liabilities approximate fair value due to their short-term nature. For lease liabilities, loan payable to a related party and loans payable, their carrying value approximate the fair value at the year-end, as the interest rates used to discount the host contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of December 31, 2025 and June 30, 2025.

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Convertible debts (cont.)

Debt issuance costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. All debt issuance costs are presented as a direct reduction of debt on the unaudited condensed consolidated balance sheets. Approximately $29,233 and $98,835 were amortized to interest expense during the three and six months ended December 31, 2025.

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

The Company’s disaggregation of revenues for three months ended December 31, 2025 and 2024 are disclosed as below:

By service/product type

	For the Three Months Ended December 31,
	2025	2024
Cross-border ocean freights solutions	$945,533	$1,374,805
Cross-border airfreights solutions	3,624,461	2,002,698
Distribution of pharmaceutical products	2,442,639	218,086
Total revenue	$7,012,633	$3,595,589

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revenue recognition (cont.)

By service/product type (cont.)

	For the Three Months Ended December 31,
	2025	2024
Timing of revenue recognition:
Service transferred over time	$4,569,994	$3,377,503
Product sales at a point in time	2,442,639	218,086
Total revenue	$7,012,633	$3,595,589

By customer geographic location

	For the Three Months Ended December 31,
	2025	2024
Asia-based customers	$6,534,316	$2,968,288
U.S.-based customers	478,317	627,301
Total revenue	$7,012,633	$3,595,589

The Company’s disaggregation of revenues for six months ended December 31, 2025 and 2024 are disclosed as below:

By service/product type

	For the Six Months Ended December 31,
	2025	2024
Cross-border ocean freights solutions	$2,380,397	$3,211,396
Cross-border airfreights solutions	6,951,471	4,247,661
Distribution of pharmaceutical products	3,780,654	218,086
Total revenue	$13,112,522	$7,677,143

	For the Six Months Ended December 31,
	2025	2024
Timing of revenue recognition:
Service transferred over time	$9,331,868	$7,459,057
Product sales at a point in time	3,780,654	218,086
Total revenue	$13,112,522	$7,677,143

By customer geographic location

	For the Six Months Ended December 31,
	2025	2024
Asia-based customers	$11,889,190	$5,777,923
U.S.-based customers	1,223,332	1,899,220
Total revenue	$13,112,522	$7,677,143

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Contract assets

Contract assets represent estimated amounts for which the Company has the right to consideration for the services provided while a delivery is still in-transit and has not yet invoiced the customer. The estimated contract asset is based on the estimated completion percentage of the performance obligation. We believe that customers simultaneously benefit from the comprehensive services we provided. Upon completion of the performance obligations, which can vary in duration based upon the method of transport and billing the customer, these amounts become classified within accounts receivable. As of December 31, 2025 and June 30, 2025, the Company recorded contract assets of $68,912 and $119,054 respectively.

Contract liabilities

Contract liabilities represent estimated advances received from customers. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of December 31, 2025 and June 30, 2025, the Company recorded contract liabilities of $50,783 and $15,355, which will be recognized as revenue upon delivery of the products and the acceptance by the customers. For the six months ended December 31, 2025, the amounts transferred from contract liabilities to revenue at the beginning of the fiscal period were $15,355.

Refund liabilities and right of returned assets

 Refund liabilities represent the estimated amount of consideration expected to be refunded to customers and are recorded at the time revenue is recognized. Refund allowances are recorded as a reduction in sales with corresponding refund liabilities, and the estimated cost of refunded inventory is recorded as a reduction to cost of sales and an increase of right of return assets. The estimate is based on historical refund patterns, current trends, and contractual terms. If actual results differ from the estimates, the Company revises its estimated refund liabilities accordingly. Each period end, the Company reviews and reassesses the adequacy of its recorded refund liabilities and adjusts the amount as necessary. As of December 31, 2025 and June 30, 2025, the Company recorded refund liabilities of $148,996 and $77,235, respectively on the unaudited condensed consolidated balance sheet. As of December 31, 2025 and June 30, 2025, the Company recorded right of return asset of $71,518 and $141,687, respectively on the unaudited condensed consolidated balance sheet.

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

Selling expenses

Selling expenses primarily include salaries expense, advertising expense, marketing expense of a system, and traveling expense of sales team engaged in developing potential customers and maintaining customer relationships and transportation cost for selling pharmaceutical products.

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

401(k) benefit plan

401(k) benefit plan covers substantially all employees and allows voluntary employee contributions up to the annually adjusted Inland Revenue Service (“IRS”) dollar limit. These voluntary contributions are matched equal to 100% of the first 3% of the employee’s compensation contributed and 50% of contributions exceeding 3% of eligible compensation, not to exceed 5% of the total eligible compensation. The employees’ voluntary contributions and the Company’s matching contributions are 100% vested immediately. The Company adopted the 401(k) benefit plan from April 2022. The expense related to matching employees’ contributions was $8,397 and $6,896 for the three months ended December 31, 2025 and 2024, respectively. The expense related to matching employees’ contributions was $15,892 and $15,878 for the six months ended December 31, 2025 and 2024, respectively.

Employee defined contribution plan

Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to them. Chinese labor regulations require that the Company make contributions to the government for these benefits based on government prescribed percentage of the employee’s salaries. The Company has no legal obligation for the benefits beyond the contributions. The total amount was expensed as incurred. For the three months ended December 31, 2025 and 2024, employee welfare contribution expenses amounted to approximately $9,535 and $11,225, respectively. For the six months ended December 31, 2025 and 2024, employee welfare contribution expenses amounted to approximately $23,858 and $11,225, respectively.

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

Rental income

The Company subleased portion of its offices area, warehouse and parking lots to third parties and related parties. The Company recognizes rental income over the sublease period. For the three months ended December 31, 2025 and 2024, the Company recognized rental income amounted to $82,122 and $87,227, respectively, For the six months ended December 31, 2025 and 2024, the Company recognized rental income amounted to $168,244 and $188,294, respectively, included in other income, net on the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic No. 740, Accounting for Uncertainty in Income Taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of December 31, 2025 and June 30, 2025, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

Statutory reserves

The Company’s PRC subsidiaries are required to allocate at least 10% of their after-tax profit to the general reserve in accordance with the PRC accounting standards and regulations. The allocation to the general reserve will cease if such reserve has reached to 50% of the registered capital of respective company. These reserves can only be used for specific purposes and are not transferable to the Company in form of loans, advances, or cash dividends. There is no such regulation of providing statutory reserve in United States. The statutory reserve as determined pursuant to PRC statutory laws totaled approximately $86,099 and $63,416 as of December 31, 2025 and June 30, 2025, respectively.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Basic and diluted earnings (loss) per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months and six months ended December 31, 2025 and 2024, the Company reported a net loss. As a result, all potentially dilutive securities, including the convertible debenture, were excluded from the calculation of diluted loss per share because their inclusion would have been antidilutive.

Foreign currency transactions

Our reporting currency is the U.S. dollar. The functional currency of our operations, except for Sichuan Hupan and Hupan Pharmaceutical, is the U.S. dollar. The functional currency of Sichuan Hupan and Hupan Pharmaceutical is the RMB. The assets, liabilities, revenues, and expenses of Sichuan Hupan and Hupan Pharmaceutical are remeasured in accordance with ASC 830. For the three and six months ended December 31, 2025, assets and liabilities of Sichuan Hupan and Hupan Pharmaceutical are translated into U.S. dollars based upon exchange rates prevailing at the end of the year. Revenues and expenses of Sichuan Hupan and Hupan Pharmaceutical are translated at average exchange rates during the reporting period. The resulting translation adjustment is included in accumulated other comprehensive loss.

The following table outlines the currency exchange rates that were used in creating the unaudited condensed consolidated financial statements in this report:

December 31, 2025
Balance sheet items, except for equity accounts	US$1=RMB 6.9931
Items in the statements of income and cash flows	US$1=RMB 7.1235

December 31, 2024
Balance sheet items, except for equity accounts	US$1=RMB 7.2993
Items in the statements of income and cash flows	US$1=RMB 7.1767

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

The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains majority of bank accounts in mainland China, where there is a RMB 500,000 deposit insurance limit for a legal entity’s aggregated balance at each bank. As of December 31, 2025 and June 30, 2025, three and four banks account exceeded the insured limit in mainland China, respectively. To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the mainland China.

The Company also has the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of December 31, 2025 and June 30, 2025, no bank balance exceeded the insured limit. To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the United States.

The Company has adopted a credit policy of dealing with creditworthy counterparties to mitigate the credit risk from defaults. The management team conducts credit evaluations of its customers, and generally does not require collateral or other security from them. The Company establishes an accounting policy to provide for allowance for credit loss based on the individual customer’s financial condition, credit history, and the future economic conditions. Except loan receivable from a third party, other receivable and loan receivable from related parties are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. As of December 31, 2025 and June 30, 2025, the Company recognized an allowance for credit loss of $288,000 and nil on a loan receivable from a third party. No impairment was recorded on the Company’s other receivables or loans receivable from related parties as of those dates.

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

e. Significant customers and suppliers

For the six months ended December 31, 2025, two third-party customers accounted for 14% and 15%, respectively, of the Company’s total revenue. For the six months ended December 31, 2024, two third-party customers represented 24% and 13%, respectively, of the Company’s total revenue.

As of December 31, 2025, two third-party customers accounted for 12% and 17% of the Company’s total accounts receivable, respectively. As of June 30, 2025, three third-party customers accounted for 21%, 14% and 11% of the Company’s total accounts receivable, respectively.

For the six months ended December 31, 2025, two third-party vendors accounted for 14% and 19%, respectively, of the Company’s total cost of revenue. For the six months ended December 31, 2024, no vendor accounted for over than 10%, of the Company’s cost of total revenue.

As of December 31, 2025, two third-party vendors accounted for 15% and 17% of the Company’s total accounts payable, respectively. As of June 30, 2025, one third-party vendor accounted for 38% of the Company’s total accounts payable.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recent accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Derivatives and Hedging (Topic 815), or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a retrospective or a retrospective approach. The Company has adopted ASU 2020-06 using the retrospective approach during the three months ended December 31,2025.

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	December 31, 2025	June 30, 2025
Accounts receivable – third-party customers	$3,916,160	$2,983,308
Less: allowance for credit loss – third-party customers	(171,609)	(87,728)
Accounts receivable from third-party customers, net	$3,744,551	$2,895,580

Accounts receivable – related party customers	$443,941	$396,331
Less: allowance for credit loss – related party customers	-	-
Total accounts receivable, net	$443,941	$396,331

Approximately $2.1 million or 54.7% of the accounts receivable from third party customers have been collected as of February 9, 2026.

Approximately $240,000 or 54.9% of the accounts receivable from related party customers have been collected as of February 9, 2026.

The movement of allowance for credit loss for the six months ended December 31, 2025 and the year ended June 30, 2025 is as follows:

	December 31, 2025	June 30, 2025
Beginning balance	$87,728	$54,066
Provision of expected credit loss allowance	82,151	33,432
Effect of foreign exchange translation	1,730	230
Ending balance	$171,609	$87,728

The Company recorded reversal of allowance for credit loss of $1,174 and $10,881 for the three months ended December 31, 2025 and 2024, respectively. The Company recorded addition of allowance for credit loss of $82,151 and $1,956 for the six months ended December 31, 2025 and 2024, respectively.

NOTE 4 — INVENTORIES, NET

Inventories, net consists of the following:

	December 31, 2025	June 30, 2025
Finished goods	$124,336	$96,534
Less: inventory allowance	—	—
Inventories, net	$124,336	$96,534

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 — LOAN RECEIVABLE FROM A THIRD PARTY, NET

On October 8, 2024, the Company entered into a loan agreement with a third party providing for a principal amount of up to $2 million at a fixed interest rate of 4.35% per annum. This agreement was subsequently amended on July 3, 2025, to increase the available principal to $6 million, carrying a twelve-month maturity and the same fixed interest rate. On December 25, 2025, the facility was further expanded to a maximum principal amount of $10 million. As of December 31, 2025, all other terms and conditions of the original agreement remain unchanged, with the facility continuing to bear interest at a fixed rate of 4.35% per annum. The loan is unsecured and without a pledge or guarantee from the third party. As of December 31, 2025, and June 30, 2025, the gross loan balance was $7,148,622 and $11,380, respectively.

For the three and six months ended December 31, 2025, the Company recognized an expected credit loss allowance of $288,000 against the loan balance. The net carrying value of the loan as of December 31, 2025 was $6,860,622 and the Company expected to collect this amount in twelve months.

	December 31, 2025	June 30, 2025
Loan balance	$7,148,622	$11,380
Less: expected credit loss allowance	(288,000)	—
Loan balance, net	$6,860,622	$11,380

The Company recognized interest income of $39,491 and $100,052 in connection with this loan receivable from a third party for the three and six months ended December 31, 2025.

NOTE 6 — PREPAYMENT, DEPOSIT AND OTHER RECEIVABLE – THIRD PARTY

	December 31, 2025	June 30, 2025
Prepayment and other deposits (a)	$3,747,303	$282,704
Rent deposits	271,486	271,207
Advance to suppliers (b)	2,873,260	—
Ending balance	6,892,049	553,911
Less: non-current portion	(98,927)	(103,934)
Current portion	$6,793,122	$449,977

(a)	The Company entered several consulting agreements with third parties and issued shares for the services to be provided from July 2025 to December 2026. As of December 31, 2025, balance mainly represented the prepaid consulting services of $3.5 million.

(b)	The Company entered a purchase agreement with a third party to purchase $2.9 million steel bar on September 15, 2025. As of December 31, 2025, $2.9 million has been paid to the supplier and the delivery is expected to be completed within 180 days after the prepayment.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31, 2025	June 30, 2025
Furniture and Fixtures	$77,956	$75,901
Machinery equipment	291,679	290,818
Vehicles	395,108	324,267
Software	5,517	5,386
Leasehold improvement	271,238	267,933
Subtotal	1,041,498	964,305
Less: accumulated depreciation	(678,696)	(574,884)
Property and equipment, net	$362,802	$389,421

Depreciation expense recorded in general and administrative expense was $28,772 and $32,809 for the three months ended December 31, 2025 and 2024, respectively. Depreciation expense recorded in cost of revenue was $23,638 and $18,164 for the three months ended December 31, 2025 and 2024, respectively.

Depreciation expense recorded in general and administrative expense was $54,670 and $50,804 for the six months ended December 31, 2025 and 2024, respectively. Depreciation expense recorded in cost of revenue was $48,305 and $36,328 for the six months ended December 31, 2025 and 2024, respectively.

NOTE 8 — INTANGIBLE ASSETS, NET

Net intangible assets consist of the following:

	December 31, 2025	June 30, 2025
License	$418,867	$418,867
Less: accumulated amortization	(96,169)	(53,427)
Intangible asset, net	$322,698	$365,440

On November 5, 2024, the Company purchased a license of pharmaceutical distribution in Mainland China through its acquisition of 100% equity interest in Hupan Pharmaceutical. The Company recognized the distribution license as an intangible asset of $418,867 based on the assessment of fair value at the purchase date, adjusted by deferred taxes impact on temporary tax differences in an asset acquisition using the simultaneous equations method. The transaction was closed on November 21, 2024. No impairment expense was recognized for the six months ended December 31, 2025.

Amortization expense of $21,371 was recognized for the three months ended December 31, 2025. Amortization expense of $42,742 was recognized for the six months ended December 31, 2025.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 — LEASES

The Company has multiple lease agreements for warehouses, warehouse machinery and equipment and offices. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total operating lease expenses on offices, warehouses, and warehouse equipment for the three months ended December 31, 2025 and 2024 were $527,533 and $522,281, respectively.

Total operating lease expenses on offices, warehouses, and warehouse equipment for the six months ended December 31, 2025 and 2024 were $1,054,794 and $989,003, respectively

Depreciation of finance lease right-of-use assets were $8,600 and $7,886 for the three months ended December 31, 2025 and 2024, respectively.

Depreciation of finance lease right-of-use assets were $17,200 and $15,480 for the six months ended December 31, 2025 and 2024, respectively.

The following table includes supplemental cash flow and non-cash information related to leases:

	For the Six Months Ended December 31,
	2025	2024
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,341,522	$742,649
Operating cash flows from finance leases	$3,432	$1,951
Financing cash flows from finance leases	$16,290	$14,964
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$-	$1,445,498
Finance lease liabilities	-	$89,003

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases is as follows:

	December 31, 2025	June 30, 2025
Weighted-average remaining lease term (years):
Operating lease	2.45 years	2.44 years
Finance lease	2.87 years	3.19 years

Weighted average discount rate:
Operating lease	7.16%	7.00%
Finance lease	9.60%	9.32%

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 — LEASES (cont.)

The following is a schedule of maturities of operating and finance lease liabilities as of December 31, 2025:

Operating leases

Twelve months ending December 31,	Repayment
2026	$1,446,467
2027	585,122
2028	606,252
2029	285,910
2030	—
Total future minimum lease payments	2,923,751
Less: imputed interest	(273,432)
Total operating lease liabilities	$2,650,319

Financing leases

Twelve months ending December 31,	Repayment
2026	$47,667
2027	21,656
2028	21,656
2029	18,047
2030	—
Total future minimum lease payments	109,026
Less: imputed interest	(12,014)
Total finance lease liabilities	$97,012

NOTE 10 — ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables comprise the following amounts relating to the operation of the Company

	December 31, 2025	June 30, 2025
Credit card payables	$300,280	$370,766
Payroll liabilities	723,645	378,358
Accrued expense	777,359	806,324
Other payables	708,011	564,546
Total	$2,509,295	$2,119,994

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 — LOANS PAYABLE

The Company obtained multiple loans to finance the purchase of vehicles and warehouse machinery and obtained other loans to support its working capital needs.

The loan balance consists of the following:

	December 31, 2025	June 30, 2025
Equipment loans (a)	$16,080	$34,645
Vehicle loans (b)	138,079	88,762
Other loans	2,288,054	1,237,103
Total	2,442,213	1,360,510
Less: loan payable, current	(2,325,149)	(1,300,112)
Loan payable, non-current	$117,064	$60,398

(a) Equipment loans

The Company made the total principal repayments of $9,096 and $11,768 in connection with the equipment loans during the three months ended December 31, 2025 and 2024, respectively. Interest expenses for the above-mentioned equipment loans amounted to $560 and $1,416 during the three months ended December 31, 2025 and 2024, respectively.  The Company did not have any new equipment loan during the three months ended December 31, 2025.

The Company made the total principal repayments of $18,565 and $25,523 in connection with the equipment loans during the six months ended December 31, 2025 and 2024, respectively. Interest expenses for the above-mentioned equipment loans amounted to $1,321 and $3,056 during the six months ended December 31, 2025 and 2024, respectively.  The Company did not have any new equipment loan during the six months ended December 31, 2025.

(b) Vehicle loans

During the six months ended December 31, 2025, the Company entered into a new vehicle loan with Webank for a principal amount of $69,862 at a fixed interest rate of 1.92% per annum and matures in July, 2030. The loan is secured by the related vehicle, which has been pledged as collateral.

The Company made the total principal repayments of $10,151 and $16,119 in connection with the above vehicle loans during the three months ended December 31, 2025 and 2024, respectively. Interest expenses for the above-mentioned above vehicle loans amounted to $1,155 and $ 3,136 during the three months ended December 31, 2025 and 2024, respectively.

The Company made the total principal repayments of $22,101 and $30,354 in connection with the above vehicle loans during the six months ended December 31, 2025 and 2024, respectively. Interest expenses for the above-mentioned above vehicle loans amounted to $2,301 and $ 4,444 during the six months ended December 31, 2025 and 2024, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 — LOANS PAYABLE (cont.)

Other loans

	December 31, 2025	June 30, 2025
Loan A	$120,000	$120,000
Loan B	50,000	50,000
Loan C	50,000	50,000
Loan D	90,000	95,000
Loan E	-	12,009
Loan F	-	50,000
Loan G	-	19,995
Loan H	99,975	99,975
Loan I	668,046	317,252
Loan J	10,000	10,000
Loan K	100,000	100,000
Loan L	100,000	50,003
Loan M	23,916	23,347
Loan N	142,998	139,595
Loan O	140,771	99,927
Loan P	89,438	-
Loan Q	120,000	-
Loan R	196,179	-
Loan S	286,731	-
Total	$2,288,054	$1,237,103

(a)	The Company entered a loan of $300,000 with a third party on March 1, 2022. The loan is unsecured, with a fixed interest of 15% per annum and payable on monthly basis, for 6 months period and matured on September 1, 2022. On September 1, 2022, both parties agreed to extend the loan’s principal payment term to on demand. The Company did not make repayment during the three and six months ended December 31, 2025.

(b)	On June 27, 2025, the Company entered a loan of $50,000 with a third party. The loan is unsecured, with no interest bearing for a 6-month period and matured on December 27, 2025. The Company did not made repayment during the three and six months ended December 31, 2025. On December 27,2025, both parties agreed to extend the loan’s principal payment term to on demand.

(c)	The Company entered a loan agreement of $50,000 with an employee on October 27, 2021. The loan is non-interest bearing, for a 12-month period, and matured on October 26, 2022. On October 26, 2022, both parties agreed to extend the loan term to on demand.

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

The Company made repayment of $5,000 during the six months ended December 31, 2025. Both parties agreed to extend the remaining principal balance of $90,000 payment term to on demand.

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

On August 11, 2025, the Company refinanced its existing loan, increasing the principal amount to $1,000,000 under a new loan agreement. The loan bears a fixed interest rate of 45.7% per annum, is payable in weekly installments over 52 weeks, and matures on August 13, 2026. The loan is personally guaranteed by Henry Liu, the Company’s Chief Executive Officer, and Shuai Li, a shareholder. Under the loan agreement, the Company granted the lender a security interest in substantially all of the Company’s assets, whether now owned or hereafter acquired, including cash, accounts receivable, inventory, equipment, general intangibles, and proceeds thereof. The security interest secures all obligations under the loan agreement and is perfected through the filing of financing statements. The Company is required to make weekly blended payments of principal and interest of approximately $24,038.

(j)	The Company entered a loan of $10,000 with a third party on April 18, 2025. The loan is unsecured, with a fixed interest of 6% per annum for 6 months period and matured on October 18, 2025. On October 18, 2025, both parties agreed to extend the loan’s principal payment term to on demand.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 — LOANS PAYABLE (cont.)

Other loans (cont.)

(k)	The Company entered a loan of $100,000 with an unrelated party on June 30, 2025. The loan is unsecured, with no interest bearing for 6 months period and matured on December 30, 2025. On December 30, 2025, both parties agreed to extend the loan’s principal payment term to on demand.

(l)

The Company entered a loan of $67,003 with a third party on April 10, 2025. The loan is unsecured, with no interest bearing for 6 months period and matured on October 10, 2025. The Company entered a new loan of $86,911 with same party on August 6, 2025. The loan is unsecured, with no interest bearing for 6 months period and matured on February 6, 2026.

The Company made repayment of $36,914 during the six months ended December 31, 2025. Both parties agreed to extend the remaining principal payment term to on demand.

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

During the six months ended December 31, 2025, the Company entered a loan of $106,757 with a third party on July 27, 2025. The loan is at a fixed interest of 16.9% per annum and payable on monthly basis, for 10 months period and matured on June 27, 2026. The monthly payment is $11,520 blending of interest and principal

(p)	The Company entered a loan of $105,263 with a third party on July 1, 2025. The loan is at a fixed interest of 34.0% per annum and payable on biweekly basis, for 24 months period and matured on July 1, 2027. The repayment is $3,037 blending of interest and principal. Under the loan agreement, the Company granted the lender a security interest in substantially all of the Company’s present and future assets, including accounts, inventory, equipment, general intangibles, and proceeds thereof, to secure all obligations under the agreement.

(q)	The Company entered a loan of $120,000 with a third party on July 24, 2025, with a fixed interest of 10.0% per annum for 10 months period.

(r)	The Company entered a loan of $208,332 (RMB1,500,000) with a third party on July 12, 2025, with a fixed interest of 10.0% per annum for 10 months period. The loan was pledged by two residential properties owned by Henry Liu, the Company’s Chief Executive Officer, and Shuai Li, a shareholder

(s)	The Company entered a loan of $300,000 with a third party on December 9, 2025. The loan is at a fixed interest of 12.5% per annum and payable on weekly basis, for 12 months period and matured on December 9, 2026. The weekly payment is $7,500 blending of interest and principal. The loan is secured by a security interest in ABL Chicago’s all current and future accounts, including deposit accounts, accounts receivable, and all related proceeds.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 — LOANS PAYABLE (cont.)

Other loans (cont.)

The Company made the total principal repayments of $368,549 and $74,458 in connection with the above other loans during the three months ended December 31, 2025 and 2024, respectively. Interest expenses for the above-mentioned other loans amounted to $135,659 and $ 21,550 during the three months ended December 31, 2025 and 2024, respectively.

The Company made the total principal repayments of $597,546 and $339,914 in connection with the above other loans during the six months ended December 31, 2025 and 2024, respectively. Interest expenses for the above-mentioned other loans amounted to $235,249 and $38,064 during the six months ended December 31, 2025 and 2024, respectively.

The repayment schedule for the Company’s loans is as follows:

Twelve months ending December 31,	Vehicle loans	Equipment loans	Others	Total
2026	$51,613	$15,434	$2,469,951	$2,536,998
2027	39,388	1,448	27,336	68,172
2028	28,414	-	-	28,414
2029	17,243	-	-	17,243
2030	8,755	-	-	8,755
Total undiscounted borrowings	145,413	16,882	2,497,287	2,659,582
Less: imputed interest	(7,334)	(802)	(209,233)	(217,369)
Total	$138,079	$16,080	$2,288,054	$2,442,213

NOTE 12 — LOAN PAYABLE TO A RELATED PARTY

On March 1, 2025, the Company entered into a loan agreement with a related party – ABL Shenzhen (see Note 15) for a principal amount up to $124,176, bearing interest at a fixed interest rate of 7.79% per annum, with a maturity date of March 1, 2028. The loan balance was $ 124,176 and $ 124,176 as of December 31, 2025 and June 30, 2025, respectively, and interest expense in connection with the loan for the three and six months ended December 31, 2025 were $2,418 and $4,836.

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

During the six months ended December 31, 2025, the holder of the Company’s convertible notes converted portions of the outstanding principal balance into shares of the Company’s common stock pursuant to the original terms of the respective note agreements.

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

As of December 31, 2025, the Company had $97,162 in convertible notes outstanding, which remain convertible under the original terms.

	December 31, 2025	June 30, 2025
Long term debt
Outstanding principal	$108,080	$1,021,819
Unamortized Initial Purchaser’s debt discount and debt issuance cost	(10,918)	(150,948)
Accrued interest	-	39,804
Net carrying amount	$97,162	$910,675

Convertible debts, current	$97,162	$910,675

The Company recognized interest expense of $34,233 and $116,528 for the three and six months ended December 31, 2025, respectively, which includes $29,233 and $98,835 related to the amortization of the debt discount and issuance costs.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 — GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended December 31,
	2025	2024
Payroll expense	$862,512	$952,968
Staff benefit expense	80,003	113,588
Professional expense	765,060	216,012
Travelling and entertainment	41,260	285,541
Office expense	82,046	33,475
Lease expense	99,430	88,513
Insurance	64,859	87,681
Other expense	130,564	62,532
Repair and maintenance	25,047	33,535
Depreciation on plant property and equipment	28,772	32,809
Motor expense	265	3,934
Bank charges	1,609	1,265
Rent expense of short-term lease	5,549	-
Management fee	2,011	-
Amortization on intangible assets	21,371	-
Total	$2,210,358	$1,911,853

	For the Six Months Ended December 31,
	2025	2024
Payroll expense	$1,691,303	$1,712,110
Staff benefit expense	196,421	278,004
Professional expense	1,335,798	556,126
Travelling and entertainment	88,064	411,649
Office expense	234,032	255,022
Lease expense	198,591	151,806
Insurance	149,302	125,131
Other expense	243,655	122,182
Repair and maintenance	63,120	73,492
Depreciation on plant property and equipment	54,670	50,804
Motor expense	9,806	9,725
Bank charges	2,949	1,880
Rent expense of short-term lease	5,549	-
Management fee	2,011	1,128
Amortization on intangible assets	42,742	-
Total	$4,318,013	$3,749,059

NOTE 15 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follows:

Name of Related Party	Relationship with the Company
Mr. Henry Liu	CEO, and an ultimate shareholder of the Company
Mr. Shuai Li	President, and an ultimate shareholder of the Company
Weship Transport Inc. (“Weship”)	Controlled by Mr. Henry Liu
American Bear Logistics (Wuhan) Co., Ltd. (“ABL Wuhan”)	The Company owns 5% of equity interest
American Bear Logistics (Shenzhen) Co., Ltd. (“ABL Shenzhen”)	100% owned subsidiary of ABL Wuhan
LLL Intermodal Inc. (“Intermodal”)	Controlled by Mr. Henry Liu
ABL LAX LLC. (“ABL LAX”)	Controlled by Mr. Henry Liu and Mr. Shuai Li
ABWL Group	Controlled by Mr. Henry Liu and Mr. Shuai Li

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 — RELATED PARTY TRANSACTIONS (cont.)

a) Other receivable from related parties

Other receivable from related parties consists of balances with the parties listed below, arising from interest receivable, storage income, rental income, contractor salaries charged by related parties, other expenses paid on their behalf:

	December 31, 2025	June 30, 2025
Other receivable from Weship	$947,914	753,116
Other receivable from Intermodal	115,950	99,635
Other receivable from ABL LAX	13,746	18,291
Other payable to ABL Shenzhen	(1,612)	(1,612)
Total	$1,075,998	869,430

b) Summary of balances payable to related parties

	December 31, 2025	June 30, 2025
Account payable to Weship	$127,984	35,003
Account payable to ABL Wuhan	53,945	9,012
Account payable to Intermodal	18,505	21,222
Total	$200,434	65,237

c) Summary of balances receivable from related parties

	December 31, 2025	June 30, 2025
Accounts receivable from Weship	$20,617	8,853
Accounts receivable from ABL Shenzhen	101,298	129,588
Accounts receivable from ABL LAX	320	—
Accounts receivable from ABL Wuhan	321,706	257,890
Total	$443,941	396,331

Approximately $240,000 or 54.9% of the accounts receivable from related party customers have been collected as of February 9, 2026.

d) Loan receivable from related parties

	December 31, 2025	June 30, 2025
Loan receivable from Weship	$148,000	148,000
Loan receivable from ABL LAX	238,541	129,741
Total	$386,541	277,741

The Company entered into a loan agreement with related parties to support working capital needs. The loan bears interest at an annual rate of 8.99%, with the outstanding principal not exceeding $1.0 million. The loan matures within twelve months from the date of execution. During the six months ended December 31, 2025, the Company advanced a loan of $108,800 to ABL LAX. As of December 31, 2025, the total loan receivable from related parties was $0.4 million.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 — RELATED PARTY TRANSACTIONS (cont.)

e) Amounts due to a related party

Amounts due to a related party consists of balances with the parties listed below, arising from other expenses paid on behalf of ABL Chicago:

	December 31, 2025	June 30, 2025
Amounts due to ABL Wuhan	$260,144	-

f) Summary of related parties’ transactions

	For the Three Months Ended December 31,
	2025	2024
Revenue from Weship (a)	$11,764	$330
Revenue from ABL Wuhan (a)	$417,380	$22,379
Revenue from ABL Shenzhen (a)	$212,424	$252,518
Rental income from Weship (c)	$76,182	$81,542
Cost of revenue charged by Weship (b)	$127,003	$169,098
Cost of revenue charged by Intermodal (e)	$205,630	$168,544
Cost of revenue charged by ABL Wuhan (f)	$22,998	$18,678
Interest expense charge by ABL Shenzhen (see Note 12)	$2,418	$—

	For the Six Months Ended December 31,
	2025	2024
Revenue from Weship (a)	$11,764	$1,762
Revenue from ABL Wuhan (a)	$742,992	$447,206
Revenue from ABL Shenzhen (a)	$464,387	$308,026
Revenue from ABL LAX (a)	$2,585	$—
Rental income from Weship (c)	$152,364	$178,854
Rental income from Intermodal (d)	$4,099	$—
Cost of revenue charged by Weship (b)	$377,319	$515,113
Cost of revenue charged by Intermodal (e)	$359,966	$341,009
Cost of revenue charged by ABL Wuhan (f)	$84,852	$64,928
Interest expense charge by ABL Shenzhen (see Note 12)	$4,836	$—

During the six months ended December 31, 2025 and 2024, the Company had the following transactions with its related parties — Weship, ABL Wuhan, ABL Shenzhen, ABL LAX and Intermodal

(a)	The Company provides logistic forwarding services to Weship, ABL Wuhan and ABL Shenzhen and charges Weship, ABL Wuhan and ABL Shenzhen at its regular market rate for the services provided.

(b)	Weship is one of the Company’s vendors for truck delivery service.

(c)

The Company subleased portion of its warehouse space to Weship for rental income. The Company subleased its warehouse in Chicago to Weship in July 2023 and again for the period from January 2024 to December 2025. The Company also subleased another warehouse with monthly rent of $6,500 from August 01, 2023 to October 31, 2024.

(d)	The Company subleased portion of its warehouse space to Intermodal for six months ended December 31, 2025.

(e)	Intermodal is one of the Company’s vendors, providing truck delivery service and provides labour forces.

(f)	ABL Wuhan provides labor force and certain cross-border freight consolidation and forwarding services and is one of our cross-border freight consolidation and forwarding service providers.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 — RELATED PARTY TRANSACTIONS (cont.)

g) Due to shareholders

	December 31, 2025	June 30, 2025
Due to shareholders, beginning	$—	$—
Addition	174,626	—
Due to shareholders, end	$174,626	$—

The balance with the shareholders is unsecured, interest free, and due on demand. The Company had balance of due to shareholder Henry Liu of $87,313 and nil and Shuai Li of $87,313 and nil as of December 31, 2025 and June 30, 2025, respectively.

h) Salaries and employee benefits paid to major shareholders

	For the Three Months Ended December 31,
	2025	2024
Mr. Henry Liu	$19,708	11,262
Mr. Shuai Li	22,584	12,905
Total	$42,292	24,167

	For the Six Months Ended December 31,
	2025	2024
Mr. Henry Liu	$42,231	33,785
Mr. Shuai Li	48,394	38,715
Total	$90,625	72,500

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 — TAXES (cont.)

Corporate Income Taxes (cont.)

As of December 31, 2025 and June 30, 2025, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the period ended December 31, 2025 and 2024, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods.

The provision for income tax for the three months ended December 31, 2025 and 2024 consists of the following:

	For the Three Months Ended December 31,
	2025	2024
Current income tax expense	$46,554	—
Deferred income tax credit	(1,505)	—
Total income tax expense	$45,049	—

The following table reconciles the statutory tax rate to the Company’s effective tax the three months ended December 31, 2025 and 2024:

	For the Three Months Ended December 31,
	2025	2024
Loss before tax	$(1,538,632)	$(1,946,820)
Statutory state tax rate	21%	21%
Income tax credit at the federal statutory rate	(323,113)	(408,832)
Illinois state tax/PET tax credit	(109,295)	(120,596)
Illinois replacement tax credit	(39,034)	(43,070)
Change in valuation allowance	504,611	585,198
Foreign tax rate differential	477	(12,700)
Non-deductible expense	11,403	—
Total income tax expense	$45,049	$—

The provision for income tax for the six months ended December 31, 2025 and 2024 consists of the following:

	For the Six Months Ended December 31,
	2025	2024
Current income tax expense	$104,533	—
Deferred income tax (credit) expense	(23,494)	89,581
Total income tax expense	$81,039	89,581

The following table reconciles the statutory tax rate to the Company’s effective tax the six months ended December 31, 2025 and 2024:

	For the Six Months Ended December 31,
	2025	2024
Loss before tax	$(2,859,858)	$(3,192,646)
Statutory state tax rate	21%	21%
Income tax credit at the federal statutory rate	(600,570)	(670,456)
Illinois state tax/PET tax credit	(203,361)	(200,066)
Illinois replacement tax credit	(72,629)	(71,452)
Change in valuation allowance	937,898	1,048,676
Tax effect on other tax jurisdiction	1,380	(17,121)
Non-deductible expense	18,321	—
Total income tax expense	$81,039	$89,581

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 — TAXES (cont.)

Corporate Income Taxes (cont.)

The Company’s deferred tax assets and liabilities consist of the following:

	December 31, 2025	June 30, 2025
Deferred tax assets:
Allowance for credit loss	$47,705	$24,940
Allowance for credit loss - loan receivable	87,840	-
Lease liability – operating	744,087	1,105,147
Lease liability – financing	29,589	34,557
Non-capital loss carried forward	2,496,368	1,569,089
Valuation allowance	(2,754,251)	(1,816,352)
Total deferred tax assets	$651,338	$917,381
Deferred tax liabilities:
Right of use assets – operating	$(606,907)	$(880,513)
Right of use assets – financing	(23,362)	(28,608)
Intangible asset – license	(80,675)	(91,360)
Total deferred tax liabilities	(710,944)	(1,000,481)
Deferred tax liabilities, net	$(59,606)	$(83,100)

As of December 31, 2025 and June 30, 2025, the accumulated tax losses of subsidiaries incorporated in the U.S. of approximately $7.5 million and $4.7 million, are allowed to be carried forward to offset against future taxable profits. The carry forward of non-capital losses in the U.S. generally has no time limit, but the loss could be only offset up to 80% of taxable income in a given year. The carry forward of net operating loss generated by the subsidiaries incorporated in the PRC, subject to the agreement of the PRC tax authorities, of approximately $0.8 million and $0.6 million as of December 31, 2025 and June 30, 2025 can be carried forward for 5 years.

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

On December 15, 2025, the Company entered into Securities Purchase Agreements with certain investors for the issuance and sale of an aggregate of 8,400,000 shares of its common stock, par value $0.0001 per share (the “Shares”), through a private offering. The Shares were sold at a purchase price of $0.70 per share, resulting in total gross proceeds of approximately $5,880,000. Upon closing of the private offering, the Company issued 8,400,000 common shares. As of December 31, 2025, a total of $2,530,508 of the gross proceeds related to these shares had not yet been received by the Company. Therefore, the Company recorded as an increase to common stock of $840, additional paid-in capital of $5,879,160 and subscription receivable of $2,530,508 on the unaudited condensed consolidated balance sheet in connection with this private offering.

On December 29, 2025, the Company entered into Securities Purchase Agreements with certain investors for the issuance and sale of an aggregate of 5,600,000 shares of its common stock, par value $0.0001 per share (the “Shares”), through a private offering. The Shares were sold at a purchase price of $0.14 per share, resulting in total gross proceeds of approximately $784,000. Upon closing of the private offering, the Company issued 5,600,000 common shares and recorded as an increase to common stock of $560 and additional paid-in capital of $783,440 on the unaudited condensed consolidated balance sheet.

Convertible debts conversion

During the six months ended December 31, 2025, holders of the Company’s convertible notes elected to convert an aggregate principal amount of $661,536 into 820,330 shares of the Company’s common stock pursuant to the original terms of the note agreements. The conversions resulted in a reduction of the carrying amount of convertible debt by $512,733, which was reclassified to stockholders’ equity. Accordingly, the Company recorded an increase to common stock of $82 (reflecting the par value of shares issued) and an increase to additional paid-in capital of $512,651.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 17 — STOCKHOLDERS’ EQUITY (cont.)

Common Stocks (cont.)

Common Shares Issued for Service

On July 4, 2025, the Company signed a consulting agreement (the “Consulting Agreement”) with FirsTrust China Ltd. (“FirsTrust”) to provide professional consulting and advisory services to the Company for twelve months from July 7, 2025 in exchange for 600,000 shares of the Company’s common stock.

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

On December 13, 2025, the Company entered into a consulting agreement (the “Consulting Agreement”) with Nan Zhang to provide management consulting and advisory services to the Company for a twelve-month period beginning December 13, 2025. As compensation for these services, the Company agreed to issue 750,000 shares of its common stock and pay $200,000 cash in settlement of the service fee.

On December 15, 2025, the Company entered into a consulting agreement (the “Consulting Agreement”) with Zhixin Li to provide business expansion, merger and acquisition consulting services to the Company for a twelve-month period beginning December 15, 2025. As compensation for these services, the Company agreed to issue 750,000 shares of its common stock in settlement of the service fee.

On December 23, 2025, the Company entered into a consulting agreement (the “Consulting Agreement”) with Shengrong Venture Limited (“Shengrong”) to provide general operating advisory services to the Company for a twelve-month period beginning December 23, 2025. As compensation for these services, the Company agreed to issue 500,000 shares of its common stock in settlement of the service fee.

On December 23, 2025, the Company entered into a consulting agreement (the “Consulting Agreement”) with SNC Investment Group Limited (“SNC”) to provide capital markets advisory services and guidance to the Company for a twelve-month period beginning December 23, 2025. As compensation for these services, the Company agreed to issue 1,000,000 shares of its common stock in settlement of the service fees.

For the six months ended December 31, 2025, the Company issued 5,300,000 shares of its common stock in connection with consulting agreements. In connection with these issuances, the Company recognized consulting expense of $940,860, recorded prepaid consulting services of $3,481,840, and increased additional paid-in capital by $4,422,170 during the period.

As of December 31, 2025 and June 30, 2025, 34,427,559 and 10,500,000 common shares were issued and outstanding, respectively, with par value of $0.0001.

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

As of December 31, 2025, 75,000 warrants in connection with IPO funding was outstanding, with an exercise price of $4.5 and remaining life of 3.5 years.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 17 — STOCKHOLDERS’ EQUITY (cont.)

Common stock purchase warrants

Pursuant to the Securities Purchase Agreement, the Company agreed to issue, upon the consummation of the closing of each tranche, common stock purchase warrants (“Warrants”) to the Investor (see Note 13).

As of December 31, 2025, 318,827 warrants in connection with the first closing of the first tranche of the Notes were outstanding, with an exercise price of $1.9098 and remaining life of 4.18 years.

As of December 31, 2025, 202,082 warrants in connection with the second closing of the first tranche of the Notes were outstanding, with an exercise price of $1.929 and remaining life of 4.31 years.

Subscription receivable

During the six months ended December 31, 2025, the Company entered into a private placement agreement. As of December 31, 2025, a total of $2,530,508 of the gross proceeds related to these shares had not yet been received by the Company.

This amount is recorded as Subscription Receivable and is presented as a deduction from Shareholders’ Equity in the accompanying Consolidated Balance Sheets. The Company expects to collect the full outstanding balance during the next quarter.

Statutory reserves

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve as determined pursuant to PRC statutory laws totaled approximately $86,099 and $63,416 as of December 31, 2025 and June 30, 2025, respectively.

NOTE 18 — LOSS PER SHARE

For the three and six months ended December 31, 2025 and 2024, all potentially dilutive securities, including the convertible debenture and warrants, were excluded from the calculation of diluted loss per share because the Company was in a loss position. Their inclusion would have been antidilutive

	For the Three Months Ended December 31,
	2025	2024
Net loss attributable to the Company	$(1,583,681)	(1,946,820)
Weighted average number of common shares outstanding – Basic and Diluted	19,569,950	7,500,000
Loss per share – Basic and Diluted	$(0.08)	(0.26)

	For the Six Months Ended December 31,
	2025	2024
Net loss attributable to the Company	$(2,940,897)	(3,282,227)
Weighted average number of common shares outstanding – Basic and Diluted	17,151,720	7,500,000
Loss per share – Basic and Diluted	$(0.17)	(0.44)

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

Based on internal management reporting and assessment, the Company concludes that it has two reporting segments listed as below for the six months ended December 31, 2025 and 2024. The Company and its subsidiaries are located either in the U.S. or China. The Company is primarily engaged in the business of providing customized cross-border freight solutions in the U.S. and distribution of pharmaceutical products in China. Segment net income (loss) excludes general corporate administrative expenses and selling expenses including corporate functional costs relating to professional expenses, payroll expense of management, and interest expenses in connection with convertible debt that are managed centrally at the corporate level and are excluded from the measure of segment performance reviewed by the CODM.

The summary of key information by segments for the six months ended December 31, 2025 was as follows:

	Cross-border freight solutions (U.S.)	Pharmaceutical distribution (China)	Holding	Total for the six months ended December 31, 2025
Revenue from external customers	$8,110,140	3,780,654	—	11,890,794
Revenue from related parties	$1,221,728	—	—	1,221,728
Cost of revenue	$8,108,196	1,985,266	—	10,093,462
Gross profit	$1,223,672	1,795,388	—	3,019,060
Selling expense	$—	1,074,293	18,951	1,093,244
General and administrative expense	$2,132,762	356,740	1,828,511	4,318,013
Depreciation & amortization	$78,903	23,172	43,642	145,717
Income tax expense	$—	81,039	—	81,039
Long-lived assets	$2,297,112	418,551	373,566	3,089,229
Segment assets	$6,421,111	3,725,331	14,153,766	24,300,208
Segment profit (loss)	$(1,016,831)	222,675	(2,146,741)	(2,940,897)

 The summary of key information by segments for the six months ended December 31, 2024 was as follows:

	Cross-border freight solutions (U.S.)	Pharmaceutical distribution (China)	Others	Total for the six months ended December 31, 2024
Revenue from external customers	$6,702,063	$218,086	$–	$6,920,149
Revenue from related parties	$756,994	$–	$–	$756,994
Cost of revenue	$7,075,044	$121,791	$–	$7,196,835
Gross profit	$384,013	$96,295	$–	$480,308
Depreciation & amortization	$86,685	$447	$–	$87,132
Income tax provision	$89,581	$–	$–	$89,581
Capital expenditure	$181,963	$74,351	$–	$256,314
Long-lived assets	$4,582,950	$816,826	$–	$5,399,776
Segment assets	$7,092,574	$1,949,879	$794,673	$9,837,126
Segment loss	$(2,129,585)	$(334,567)	$(818,075)	$(3,282,227)

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Contractual Commitments

As of December 31, 2025, the Company’s contractual obligations consist of the following:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$2,923,751	$1,446,467	1,191,374	285,910	—
Finance lease obligations	109,026	47,667	43,312	18,047	—
Vehicle loans	145,413	51,613	67,802	25,998	—
Equipment loans	16,882	15,434	1,448	—	—
Other loans	2,497,286	2,469,950	27,336	—	—
Convertible debts	105,000	105,000	—	—	—
Loan payable to a related party	124,176	—	124,176	—	—
Total	$5,921,534	$4,136,131	1,455,448	329,955	—

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s unaudited consolidated financial position or results of operations or liquidity as of December 31, 2025.

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

The Company recorded impairment of intangible assets of nil for the three and six months ended December 31, 2025 and 2024.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 22 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2025 up through the date the unaudited condensed consolidated financial statements were issued, and unless disclosed below, there are not any material subsequent events that require disclosure in these unaudited condensed consolidated financial statements.

Proposed disposal of a subsidiary

On January 9, 2026, the Board of Directors recommended the sale of 100% of the issued and outstanding shares of American Bear Logistics Corp. (“ABL Chicago”) to an unaffiliated third party for nominal consideration of $1.00, with the purchaser assuming all liabilities of ABL Chicago. The decision was driven by ABL Chicago’s recurring operating challenges and negative net asset position. The Company determined that divesting ABL Chicago will allow management to focus resources on core operations and eliminate exposure to ABL Chicago ’s ongoing and contingent liabilities.

The transaction is subject to the satisfaction of customary closing conditions, including stockholder approval at the Annual Meeting scheduled for February 12, 2026. On February 12, 2026, the sale of 100% of the issued and outstanding shares of ABL Chicago was duly approved and adopted. The closing is anticipated to occur in the third quarter of fiscal 2026.

As of December 31, 2025, the major classes of assets and liabilities of ABL Chicago to be disposed of were as follows:

Amount

Cash	$151,691
Accounts receivable, net	2,157,121
Prepaid expenses and other current assets	1,880,187
Property and equipment, net	149,916
Right-of-use assets - operating lease and finance lease	2,066,455
Other assets	15,741
Total Asset	$6,421,111

Accounts payable and accrued expenses	2,783,603
Lease liabilities - operating lease and finance lease	2,536,643
Loan payable	2,133,313
Other liabilities	3,841,579
Total liabilities	$11,295,138

As of December 31, 2025, ABL Chicago had a net liability position of approximately $4.9 million.

Because the disposal would be completed after the period end, no adjustment has been made to the accompanying condensed consolidated financial statements. The Company will evaluate the accounting impact of the transaction, including any gain or loss on disposal and discontinued operations presentation, upon closing.

Nasdaq Minimum Bid Price Notification

On January 7, 2026, the Company received a deficiency notice from Nasdaq indicating that its common stock failed to maintain a minimum bid price of $1.00 per share over the previous 30 consecutive business days, as required by Nasdaq Listing Rule 5550(a)(2). The Company has 180 calendar days, or until July 7, 2026, to regain compliance by maintaining a closing bid price of at least $1.00 for a minimum of ten consecutive business days.

If compliance is not achieved by the deadline, the Company may be eligible for an additional 180-day grace period, provided it meets other listing requirements and signals its intent to cure the deficiency, potentially through a reverse stock split. Failure to regain compliance or qualify for an extension will result in a delisting notification, which the Company may appeal. The notice currently has no immediate impact on the listing or trading of the Company’s common stock.

Authorized common stock and preferred stock

On February 12, 2026, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized shares of Common Stock to 2,000,000,000 shares and authorize 1,000,000,000 shares of “blank check” preferred stock. This authorization grants the Board of Directors the express authority to determine the voting rights, designations, preferences, and qualifications of such preferred stock without further stockholder action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. All amounts included herein with respect to the three and six months ended December 31, 2025 and 2024 are derived from our audited consolidated financial statements included elsewhere in this Report. Our financial statements have been prepared in accordance with the U.S. GAAP.

Overview

We are a U.S.-based integrated cross-border supply chain solution provider with a strategic focus on the Asian market including China. We primarily provide customized cross-border ocean freight solutions and airfreight solutions in the U.S. that specifically cater to our customers’ requirements and needs in transporting goods into the U.S. We offer a wide variety of integrated services under our cross-border ocean freight solutions and cross-border airfreight solutions, including (i) cross-border freight consolidation and forwarding services, (ii) customs clearance services, (iii) warehousing and distribution services and (iv) U.S. domestic ground transportation services.

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

We operate three massive and hyper-busy regional warehousing and distribution centers in the U.S., in Illinois and Texas. In addition to our self-operated regional centers, we maintain close contact with warehouses and distribution terminals in almost all transportation hubs in the U.S. which we have cooperated in the past to support the warehousing and distributing services of our cross-border freight in case such freight requires storage, fulfilment, transloading, palletizing, packaging or distribution in states other than Illinois and Texas.

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

For the three months ended December 31, 2025 and 2024, our revenues amounted to approximately $7.0 million and approximately $3.6 million, respectively, and our gross profit (loss) amounted to approximately $1.9 million and approximately $(0.1) million during the same periods, respectively.

For the six months ended December 31, 2025 and 2024, our revenues amounted to approximately $13.1 million and approximately $7.7 million, respectively, and our gross profit amounted to approximately $3.0 million and approximately $0.5 million during the same periods, respectively.

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

Selling Expenses. Our selling expenses primarily include salaries expense, advertising expenses, marketing expense of a system, and traveling expense of sales team engaged in developing potential customers and maintaining customer relationships and transportation cost for selling pharmaceutical products.

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

Other Income. Our other income primarily consists of rental income and interest income in connection with a third-party loan.

Interest Expenses. Our interest expenses primarily consist of the interest expenses incurred for finance leases, convertible debts, equipment loans, vehicle loans and other loans and interest for late credit card payment.

Income Tax Expenses. Our income tax expenses consist primarily of U.S. federal, state income taxes, replacement tax in the state of Illinois and PRC enterprise income tax.

Results of Operations

The following table summarizes the results of consolidated statements of operations and comprehensive income (loss) for the three months and six months ended December 31, 2025 and 2024 in U.S. dollars.

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2025	2024	2025	2024
Revenue from cross-border freight solutions – third party	$8,110,140	$6,702,063	$3,928,426	$3,102,276
Revenue from cross-border freight solutions – related parties	1,221,728	756,994	641,568	275,227
Revenue from distribution of pharmaceutical products - third parties	3,780,654	218,086	2,442,639	218,086
Total revenue	13,112,522	7,677,143	7,012,633	3,595,589

Cost of revenue from cross-border freight solutions – third party	7,286,059	6,153,994	3,552,213	3,159,709
Cost of revenue from cross-border freight solutions – related party	822,137	921,050	355,631	356,320
Cost of revenue from pharmaceutical products - third parties	1,985,266	121,791	1,194,496	121,791
Total cost of revenue	10,093,462	7,196,835	5,102,340	3,637,820
Gross profit (loss)	3,019,060	480,308	1,910,293	(42,231)

Operating expenses:
Selling expenses	1,093,244	54,488	903,833	54,488
General and administrative expenses	4,318,013	3,749,059	2,210,358	1,911,853
Provision (reversal) of allowance for expected credit loss for account receivable	82,151	1,956	(1,174)	(10,881)
Provision of allowance for expected credit loss on loan receivable from a third party	288,000	—	288,000	—
Total operating expenses	5,781,408	3,805,503	3,401,017	1,955,460

Loss from operations	(2,762,348)	(3,325,195)	(1,490,724)	(1,997,691)

Other income (expense)
Other income, net	282,380	201,541	135,541	91,753
Interest expense	(379,890)	(68,992)	(183,449)	(40,882)
Total other income (expense)	(97,510)	132,549	(47,908)	50,871

Loss before income taxes	(2,859,858)	(3,192,646)	(1,538,632)	(1,946,820)
Income tax expense	81,039	89,581	45,049	—
Net loss attributable to the Company	(2,940,897)	(3,282,227)	(1,583,681)	(1,946,820)

Other comprehensive (loss) income:
Foreign currency translation income	204,978	(12,186)	168,050	(25,179)
Comprehensive (loss) income attributable to the Company	$(2,735,919)	$(3,294,413)	$(1,415,631)	$(1,971,999)

For the Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024

The following table summarizes our consolidated results of operations and percentages of certain items in relation to total revenues for the three months ended December 31, 2025 and 2024, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the three months ended December 31,
	2025		2024
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue from cross-border freight solutions
Cross-border ocean freight solutions	$945,533	13.5%	$1,374,805	38.2%	$(429,272)	(31.2)%
Cross-border airfreight solutions	3,624,461	51.7%	2,002,698	55.7%	1,621,763	81.0%
Subtotal	4,569,994	65.2%	3,377,503	93.9%	1,192,491	35.3%
Revenue from distribution of pharmaceutical products	2,442,639	34.8%	218,086	6.1%	2,224,553	1,020.0%
Total revenues	7,012,633	100.0%	3,595,589	100.0%	3,417,044	95.0%

Cost of revenues – cross-border freight solution	3,907,844	55.8%	3,516,029	97.8%	391,815	11.1%
Cost of revenues – pharmaceutical products	1,194,496	17.0%	121,791	3.4%	1,072,705	880.8%
Total cost of revenues	5,102,340	72.8%	3,637,820	101.2%	1,464,520	40.3%

Gross profit – cross-border freight solution	662,150	14.5%	(138,526)	(4.1)%	800,676	(578.0)%
Gross profit – pharmaceutical products	1,248,143	51.1%	96,295	44.2%	1,151,848	1,196.2%
Total gross profit (loss)	$1,910,293	27.2%	$(42,231)	(1.2)%	$1,952,524	(4,623.4)%

Revenues

Our total revenues from cross-border freight solutions increased by approximately $1.2 million, or 35.3%, from approximately $3.4 million for the three months ended December 31, 2024, to approximately $4.6 million for the three months ended December 31, 2025. The increase was mainly due to increase in revenue from cross-border airfreight solutions.

Revenues from our cross-border ocean freight solutions decreased by approximately $0.4 million, or 31.2%, from approximately $1.4 million for the three months ended December 31, 2024, to approximately $0.9 for the three months ended December 31, 2025. This reduction was primarily due to a decrease in the volume of cross-border ocean freight processed and forwarded, dropping from 1,046 TEU in the three months ended December 31, 2024, to 1,025 TEU for the three months ended December 31, 2025.

Revenues from our cross-border airfreight solutions increased by approximately $1.6 million or 81.0%, from approximately $2.0 million for the three months ended December 31, 2024, to approximately $3.6 million for the three months ended December 31, 2025. The increase was primarily due to (i) increase in our volume of cross-border air freight processed from approximately 4,459 tons for the three months ended December 31, 2024, to approximately 5,365 tons for the three months ended December 31, 2025, and (ii) stronger demand of value-added services, such as warehouse repackaging and related handling services.

Starting from December 2024, we established a new revenue stream through the distribution of pharmaceutical products. We procured pharmaceuticals—primarily pharmaceutical solutions—directly from manufacturers and supplied them to distributors, hospitals, and clinics. Revenues from distribution of pharmaceutical products increased by approximately $2.2 million or 1,020.0%, from approximately $0.2 million for the three months ended December 31, 2024, to approximately $2.4 million for the three months ended December 31, 2025.

Revenues by Customer Geographic

	For the three months ended December 31,
	2025		2024
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue from cross-border freight solutions
Asia-based customers	$4,091,677	58.4%	$2,750,202	76.5%	$1,341,475	48.8%
U.S.-based customers	478,317	6.8%	627,301	17.4%	(148,984)	(23.8)%
	4,569,994	65.2%	3,377,503	93.9%	1,192,491	35.3%
Revenue from distribution of pharmaceuticals
Asia-based customers	2,442,639	34.8%	218,086	6.1%	2,224,553	1,020.0%
Total revenues	$7,012,633	100.0%	$3,595,589	100.0%	$3,417,044	95.0%

Revenues from cross-border freight solutions for the Asia-based customers increased by approximately $1.3 million, or 48.8%, from approximately $2.8 million for the three months ended December 31, 2024, to approximately $4.1 million for the three months ended December 31, 2025. Revenues from cross-border freight solutions for the U.S.-based customers decreased by approximately $0.1 million, or 23.8%, from approximately $0.6 million for the three months ended December 31, 2024 to approximately $0.5 million for the same period in 2025.

The increase in revenues from Asia-based customers for the three months ended December 31, 2025 was primarily driven by strengthened relationships with key clients. During the three months ended December 31, 2024, the Company experienced reduced volumes from Asia-based customers due to delays and temporary suspensions of certain cross-border logistics projects amid heightened U.S.–China trade tensions, particularly affecting e-commerce customers. During the three months ended December 31, 2025, project activity gradually resumed as trade conditions improved, resulting in higher revenue from Asia-based customers.

We also assigned dedicated teams to manage high-value accounts, which led to an increase in their shipment volumes. In addition, revenue growth was supported by an expansion of value-added logistics services, reflecting higher demand for services such as repackaging, handling, and customized solutions.

The decrease in revenue from the U.S.-based customers for the three months ended December 31, 2025, compared to the same period in 2024, was primarily driven by a decrease in shipment volumes serving e-commerce platforms and concerns over a potential economic downturn and reduced consumer spending power in the U.S., which led to lower shipment volumes.

Our customers for the distribution of pharmaceutical products are located in China, as we specifically target the Chinese market. For the three months ended December 31, 2025, our total revenue from pharmaceutical product distribution amounted to approximately $2.4 million. For the three months ended December 31, 2024, our total revenue from pharmaceutical product distribution amounted to approximately $0.2 million.

Cost of Revenues

A breakdown of our cost of revenues for the three months ended December 31, 2025 and 2024 is as follows:

	For the three months ended December 31,		Amount Increase	Percentage Increase
	2025	2024	(Decrease)	(Decrease)
Cost of revenue from cross-border freight solutions
Transportation and delivery costs	$1,698,675	$1,401,927	$296,748	21.2%
Warehouse service charges	702,377	867,098	(164,721)	(19.0)%
Custom declaration and terminal charges	863,749	583,471	280,278	48.0%
Freight arrangement charges	65,966	128,205	(62,239)	(48.5)%
Overhead cost	577,077	535,328	41,749	7.8%
Subtotal	3,907,844	3,516,029	391,815	11.1%
Cost of revenue from distribution of pharmaceuticals
Cost of goods sold	1,194,496	121,791	1,072,705	880.8%
Total cost of revenue	$5,102,340	$3,637,820	$1,464,520	40.3%

Our cost of revenues from cross-border freight solutions increased by approximately $0.4 million, or 11.1%, from approximately $3.5 million for the three months ended December 31, 2024, to approximately $3.9 million for the three months ended December 31, 2025. The increase in cost of revenues was mainly due to the combined effects of:

(i)	an increase in transportation and delivery costs, including trucking, drayage, chassis rental, freight, and delivery costs during the three months ended December 31, 2025, which was primarily due to an increase in delivery services provided to customers. Both revenue from transportation services and the associated delivery costs increased in line with the change in service;

(ii)	an increase in customs declaration and terminal charges, consisting of customs fees, handling charges, and entry service fees charged by ports and terminals during the three months ended December 31, 2025, resulting from an increase in the volume of cross-border freight we handled, particularly airfreight, during the same period;

(iii)	an increase in overhead costs, mainly comprising warehouse and equipment lease expenses, utilities, depreciation of property and equipment, and other direct costs during the three months ended December 31, 2025. The increase in balance was mainly attributable to the annual rent adjustment; which was partly offset by

(iv)	a decrease in warehouse service charges, primarily representing labor costs at our regional warehousing and distribution centers during the three months ended December 31, 2025, was mainly driven by reduced contractor labor cost due to a strategic shift in our staffing model. We transitioned away from high-volume, general temporary staffing in favor of retaining a core group of highly skilled and experienced contract personnel. By prioritizing the retention of contractors with deep institutional knowledge of our workflows, we achieved a higher units-per-labor-hour (UPH) ratio and significantly reduced the overhead associated with onboarding and training. This stabilization of the workforce allowed us to absorb increased throughput demand with a lower total headcount, effectively reducing our variable cost per shipment while maintaining high accuracy and safety standard; and

(v)	a decrease in freight arrangement charges, mainly representing scheduling and booking fees for cross-border ocean freight and airfreights from the U.S. to China, during the three months ended December 31, 2025, primarily due to a decrease in the volume of cross-border ocean arrangements, from the U.S. to China.

Our cost of revenues from the distribution of pharmaceuticals increased by approximately $1.1 million, or 880.8%, from approximately $0.1 million for the three months ended December 31, 2024, to approximately $1.2 million for the three months ended December 31, 2025.

Gross Profit

Our overall gross profit was approximately $1.9 million for the three months ended December 31, 2025, compared to gross loss of approximately $0.04 million in the same period of the prior year.

Our gross margin for cross-border freight solutions was 14.5% for the three months ended December 31, 2025, compared to (4.1)% for three months ended December 31, 2024. The increase in gross margin was primarily attributable to combined effect of (i) the easing of trade tensions and the stabilization of cross-border trade policies resulted in an increase in shipment volumes. This volume growth allowed for better absorption of fixed costs and improved pricing power across our primary freight lane, and (ii) decreased warehouse labor costs, as discussed above.

Our gross margin for distribution of pharmaceutical was 51.1% for the three months ended December 31, 2025, compared to 44.2% for three months ended December 31, 2024. Increase in gross margin was mainly due to new products with higher profit margin.

Selling Expenses

Our selling expenses amounted to approximately $0.9 million for the three months ended December 31, 2025, compared to approximately $0.05 million for the same period in 2024. The increase was primarily driven by the salaries for our sales team, marketing expense of a system and the advertising expense amounted to approximately $0.7 million, both of which were incurred in connection with the launch of our new pharmaceutical distribution service during the year.

General and Administrative Expenses

Our general and administrative expenses increased by approximately $0.3 million, or 15.6%, from approximately $1.9 million for the three months ended December 31, 2024, to approximately $2.2 million for the three months ended December 31, 2025. These expenses represented 31.5% and 53.2% of our total revenues for the three months ended December 31, 2025 and 2024, respectively. The increase was mainly due to increase in our consultancy service fee and our new pharmaceutical distribution segment in the second quarter of the fiscal year ended June 30, 2025 contributed to the rise in operating costs.

Our professional fees increased by approximately $0.5 million, or 254.2%, from approximately $0.2 million for the three months ended December 31, 2024, to approximately $0.8 million for the three months ended December 31, 2025. Our professional fee represented 34.6% and 11.3% of our total general and administrative expenses for the three months ended December 31, 2025 and 2024, respectively. The increase was primarily due to advisory and consulting expenses strategic planning initiatives. These costs included external support for market assessments, financial and operational due diligence, and the development of long-term strategic plans to guide future growth.

Other Income, net

Our other income, net increased by $43,788, or 47.7%, from $91,753 for the three months ended December 31, 2024, to $135,541 for the three months ended December 31, 2025. The increase was primarily due to increase in interest income of $39,491 in connection with a third-party loan.

Interest Expenses

Our interest expenses increased by $142,567, or 348.7%, from $40,882 for the three months ended December 31, 2024, to $183,449 for the three months ended December 31, 2025. The increase in interest expense was mainly due to higher outstanding interest-bearing loans and interest expense in connection with the convertible note.

Loss Before Income Taxes

We had a net loss before income taxes of approximately $1.5 million and approximately $1.9 million for the three months ended December 31, 2025 and 2024, respectively. We were in a loss position before income taxes for the three months ended December 31, 2025, primarily attributable to the net effects of: (i) the rise in operating expenses, which was partly offset by an increase in gross profit due to the new business segment for the three months ended December 31, 2025 as mentioned above.

Income Tax Expense

We had income tax expenses of $45,049 and $nil for the three months ended December 31, 2025 and 2024, respectively. A current income tax provision of $46,554 was recognized for a subsidiary with net assessable income while no current income tax provision was recognized for subsidiaries in net operating loss for the three months ended December 31, 2025.

Based on management’s assessment of future taxable income, the Company determined that it was no longer more likely than not that sufficient future taxable income would be available to utilize the deferred tax benefits. As a result, the Company recorded a full valuation allowance against its DTAs and did not recognize any deferred tax assets. We recognized a deferred income tax credit of $1,505 due to amortization of intangible assets, resulting in a net income tax expense of $45,049 for the three months ended December 31, 2025.

We did not have current income tax provision in the three months ended December 31, 2024, due to net operating loss, and we recognized a net deferred income tax asset of $585,198 due to temporary differences recognized and net operating loss carried forward. We also recognized a valuation allowance of $585,198 to write off our deferred tax asset since we are uncertain that we will be able to utilize the deferred tax asset to offset future taxable income, resulting in a net income tax expense of $nil in the three months ended December 31, 2024.

Net loss

As a result of the foregoing, we had a net loss of $1.6 million and of $1.9 million for the three months ended December 31, 2025 and 2024, respectively.

For the Six Months Ended December 31, 2025 Compared to the Six Months Ended December 31, 2024

The following table summarizes our consolidated results of operations and percentages of certain items in relation to total revenues for the six months ended December 31, 2025 and 2024, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the Six Months Ended December 31,
	2025		2024
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue from cross-border freight solutions
Cross-border ocean freight solutions	$2,380,397	18.2%	$3,211,396	41.8%	$(830,999)	(25.9)%
Cross-border airfreight solutions	6,951,471	53.0%	4,247,661	55.4%	2,703,810	63.7%
Subtotal	9,331,868	71.2%	7,459,057	97.2%	1,872,811	25.1%
Revenue from distribution of pharmaceutical products	3,780,654	28.8%	218,086	2.8%	3,562,568	1,633.6%
Total revenues	13,112,522	100.0%	7,677,143	100.0%	5,435,379	70.8%

Cost of revenues – cross-border freight solution	8,108,196	61.8%	7,075,044	92.2%	1,033,152	14.6%
Cost of revenues – pharmaceutical products	1,985,266	15.2%	121,791	1.5%	1,863,475	1,530.1%
Total cost of revenues	10,093,462	77.0%	7,196,835	93.7%	2,896,627	40.2%

Gross profit – cross-border freight solution	1,223,672	13.1%	384,013	5.1%	839,659	218.7%
Gross profit – pharmaceutical products	1,795,388	47.5%	96,295	44.2%	1,699,093	1,764.5%
Total gross profit	$3,019,060	23.0%	$480,308	6.3%	$2,538,752	528.6%

Revenues

Our total revenues from cross-border freight solutions increased by approximately $1.9 million, or 25.1%, from approximately $7.5 million for the six months ended December 31, 2024, to approximately $9.3 million for the six months ended December 31, 2025. The increase was mainly due to increase in revenue from cross-border airfreight solutions.

Revenues from our cross-border airfreight solutions increased by approximately $2.7 million or 63.7%, from approximately $4.2 million for the six months ended December 31, 2024, to approximately $7.0 million for the six months ended December 31, 2025. Despite our volume of cross-border air freight processed decreased, from approximately 11,732 tons for the six months ended December 31, 2024, to approximately 11,141 tons for the six months ended December 31, 2025, our revenue increased primarily due to we experienced stronger demand of value-added services, such as warehouse repackaging and related handling services, which generates higher revenue per shipment and more than offset the impact of lower freight volumes.

Revenues from our cross-border ocean freight solutions decreased by approximately $0.8 million, or 25.9%, from approximately $3.2 million for the six months ended December 31, 2024, to approximately $2.4 million for the six months ended December 31, 2025. This reduction was primarily due to a decrease in the volume of cross-border ocean freight processed and forwarded, dropping from 2,476 TEU in the six months ended December 31, 2024, to 2,356 TEU for the six months ended December 31, 2025.

Starting from December 2024, we established a new revenue stream through the distribution of pharmaceutical products. We procured pharmaceuticals—primarily pharmaceutical solutions—directly from manufacturers and supplied them to distributors, hospitals, and clinics. For the six months ended December 31, 2025, our total revenue from pharmaceutical product distribution amounted to approximately $3.8 million. For the six months ended December 31, 2024, our total revenue from pharmaceutical product distribution amounted to approximately $0.2 million.

Revenues by Customer Geographic

	For the Six Months Ended December 31,
	2025		2024
Revenues	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue from cross-border freight solutions
Asia-based customers	$8,108,536	61.8%	$5,559,837	72.5%	$2,548,699	45.8%
U.S.-based customers	1,223,332	9.4%	1,899,220	24.7%	(675,888)	(35.6)%
	9,331,868	71.2%	7,459,057	97.2%	1,872,811	25.1%
Revenue from distribution of pharmaceuticals
Asia-based customers	3,780,654	28.8%	218,086	2.8%	3,562,568	1,633.6%
Total revenues	$13,112,522	100.0%	$7,677,143	100.0%	$5,435,379	70.8%

Revenues from cross-border freight solutions for the Asia-based customers increased by approximately $2.5 million, or 45.8%, from approximately $5.6 million for the six months ended December 31, 2024, to approximately $8.1 million for the six months ended December 31, 2025. Revenues from cross-border freight solutions for the U.S.-based customers decreased by approximately $0.7 million, or 35.6%, from approximately $1.9 million for the six months ended December 31, 2024 to approximately $1.2 million for the same period in 2025.

The increase in revenues from Asia-based customers for the six months ended December 31, 2025 was primarily driven by strengthened relationships with key clients. The company assigned dedicated teams to manage high-value accounts, which led to an increase in their shipment volumes. In addition, revenue growth was supported by an expansion of value-added logistics services, reflecting higher demand for services such as repackaging, handling, and customized solutions.

The decrease in revenue from the U.S.-based customers for the six months ended December 31, 2025, compared to the same period in 2024, was primarily driven by a decrease in shipment volumes serving e-commerce platforms and concerns over a potential economic downturn and reduced consumer spending power in the U.S., which led to lower shipment volumes.

Our customers for the distribution of pharmaceutical products are located in China, as we specifically target the Chinese market. For the six months ended December 31, 2025, our total revenue from pharmaceutical product distribution amounted to approximately $3.8 million. For the six months ended December 31, 2024, our total revenue from pharmaceutical product distribution amounted to approximately $0.2 million.

Cost of Revenues

A breakdown of our cost of revenues for the six months ended December 31, 2025 and 2024 is as follows:

	For the Six Months Ended December 31,		Amount Increase	Percentage Increase
	2025	2024	(Decrease)	(Decrease)
Cost of revenue from cross-border freight solutions
Transportation and delivery costs	$3,175,664	$3,035,817	$139,847	4.6%
Warehouse service charges	1,600,639	1,637,200	(36,561)	(2.2)%
Custom declaration and terminal charges	1,991,737	1,025,095	966,642	94.3%
Freight arrangement charges	187,653	292,545	(104,892)	(35.9)%
Overhead cost	1,152,503	1,084,387	68,116	6.3%
Subtotal	8,108,196	7,075,044	1,033,152	14.6%
Cost of revenue from distribution of pharmaceuticals
Cost of goods sold	1,985,266	121,791	1,863,475	1,530.1%
Total cost of revenue	$10,093,462	$7,196,835	$2,896,627	40.2%

Our cost of revenues from cross-border freight solutions increased by approximately $1.0 million, or 14.6%, from approximately $7.1 million for the six months ended December 31, 2024, to approximately $8.1 million for the six months ended December 31, 2025. The increase in cost of revenues was mainly due to the combined effects of:

(i)	an increase in customs declaration and terminal charges, consisting of customs fees, handling charges, and entry service fees charged by ports and terminals during the six months ended December 31, 2025. Compared to six months ended December 31, 2024, we experienced a higher frequency of ocean-based vessel discharges and thus incurred more terminal charges during the six months ended December 31, 2025, despite of the decrease in the volume of cross-border freight we handled, particularly airfreight;

(ii)	an increase in transportation and delivery costs, including trucking, drayage, chassis rental, freight, and delivery costs during the six months ended December 31, 2025, which was significantly lower than the corresponding increase in revenue. This improved margin profile was primarily driven by two strategic factors: (i) We achieved greater density in our logistics network by prioritizing Full Truckload (“FTL”) shipments. By maximizing the capacity of each vehicle and reducing empty-mile or partial-load transit, we were able to scale our total shipment volume without a linear increase in trucking and fuel expenses, and (ii) shifted its service mix from standard shipping to value-added offerings, such as customized warehouse repackaging and specialized handling. These services generate higher revenue per unit compared to commoditized freight transport but incur lower incremental delivery and drayage costs; which was partly offset by

(iii)	an increase in overhead costs, mainly comprising warehouse and equipment lease expenses, utilities, depreciation of property and equipment, and other direct costs during the six months ended December 31, 2025. The increase in balance was mainly attributable to the annual rent adjustment; which was partly offset by

(iv)	a decrease in freight arrangement charges, mainly representing scheduling and booking fees for cross-border ocean freight and airfreights from the U.S. to China, during the six months ended December 31, 2025, primarily due to a decrease in the volume of cross-border ocean arrangements, from the U.S. to China; and

Our cost of revenues from the distribution of pharmaceuticals was approximately $2.0 million and approximately $0.1 million for the six months ended December 31, 2025 and 2024, respectively. Increase was consistent with increase in revenue from distribution of pharmaceuticals.

Gross Profit

Our overall gross profit was approximately $3.0 million and approximately $0.5 million for the six months ended December 31, 2025 and 2024, respectively.

Our gross margin for cross-border freight solutions was 13.1% and 5.1% for the six months ended December 31, 2025 and 2024, respectively. The increase in gross margin was primarily attributable to strategically increase our proportion of high-margin value-added services. These services command higher pricing compared to traditional freight, shifting our revenue mix toward more profitable activities.

Our gross margin for the distribution of pharmaceutical was 47.5% for six months ended December 31, 2025. compared to 44.2% for six months ended December 31, 2024. Slightly increase in gross margin was mainly due to we offer new products with higher profit margin.

Selling Expenses

Our selling expenses amounted to approximately $1.1 million for the six months ended December 31, 2025, compared to approximately $0.05 million for the same period in 2024. The increase was primarily driven by the salaries for our sales team, marketing expenses of a system and the advertising expense amounted to approximately $0.9 million, both of which were incurred in connection with the launch of our new pharmaceutical distribution service in December 2024.

General and Administrative Expenses

Our general and administrative expenses increased by approximately $0.6 million, or 15.2%, from approximately $3.7 million for the six months ended December 31, 2024, to approximately $4.3 million for the six months ended December 31, 2025. These expenses represented 32.9% and 48.8% of our total revenues for the six months ended December 31, 2025 and 2024, respectively. The increase was mainly due to increase in our professional expense and our new pharmaceutical distribution segment in the second quarter of the fiscal year ended June 30, 2025 contributed to the rise in operating costs.

Our professional fees increased by approximately $0.8 million, or 140.2%, from approximately $0.6 million for the six months ended December 31, 2024, to approximately $1.3 million for the six months ended December 31, 2025. Our professional fee represented 30.9% and 14.8% of our total general and administrative expenses for the six months ended December 31, 2025 and 2024, respectively. The increase was primarily due to advisory and consulting expenses strategic planning initiatives. These costs included external support for market assessments, financial and operational due diligence, and the development of long-term strategic plans to guide future growth.

Other Income, net

Our other income, net, increased by $80,839, or 40.1%, from $201,541 for the six months ended December 31, 2024, to $282,380 for the six months ended December 31, 2025. The increase was primarily due to increase in interest income in connection with a third-party loan.

Interest Expenses

Our interest expenses increased by $310,898, or 450.6%, from $68,992 for the six months ended December 31, 2024, to $379,890 for the six months ended December 31, 2025. The increase in interest expense was mainly due to higher outstanding interest-bearing loans and interest expense in connection with the convertible note.

Loss Before Income Taxes

We had a net loss before income taxes of approximately $2.9 million and approximately $3.2 million for the six months ended December 31, 2025 and 2024, respectively. We were in a loss position before income taxes for the six months ended December 31, 2025, primarily attributable to the net effects of: (i) the rise in operating expenses, which was partly offset by an increase in gross profit due to the new business segment for the six months ended December 31, 2025 as mentioned above.

Income Tax Expense

We had income tax expenses of $81,039 and $89,581 for the six months ended December 31, 2025 and 2024, respectively. A current income tax provision of $104,533 was recognized for a subsidiary with net assessable income while no current income tax provision was recognized for subsidiaries in net operating loss for the six months ended December 31, 2025.

Based on management’s assessment of future taxable income, the Company determined that it was no longer more likely than not that sufficient future taxable income would be available to utilize the deferred tax benefits. As a result, the Company recorded a full valuation allowance against its DTAs and did not recognize any deferred tax assets. We recognized a deferred income tax credit of $23,494 due to amortization of intangible assets, resulting in a net income tax expense of $81,039 for the six months ended December 31, 2025.

We did not have current income tax provision in the six months ended December 31, 2024, due to net operating loss, and we recognized a deferred income tax asset of $959,095 due to temporary differences recognized and net operating loss carried forward. We also recognized a valuation allowance of $1,048,676 to write off our deferred tax asset since we are uncertain that we will be able to utilize the deferred tax asset to offset future taxable income, resulting in a net income tax expense of $89,581 in the six months ended December 31, 2024.

Net loss

As a result of the foregoing, we had a net loss of approximately $2.9 million and of approximately $3.3 million for the six months ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of December 31, 2025, we had a cash balance of approximately $1.6 million. Our current assets were approximately $21.2 million, and our current liabilities were approximately $10.4 million, resulting in a current ratio of 2.03 and positive working capital of approximately $10.8 million. Total stockholders’ equity as of December 31, 2025 was approximately $12.2 million.

As of December 31, 2025 and June 30, 2025, we had accounts receivable net of allowance of approximately $4.2 million and approximately $3.3 million, respectively. We periodically review our accounts receivable and allowance level to ensure our methodology for determining allowances is reasonable and to accrue additional allowances if necessary. For accounts receivable as of December 31, 2025 and June 30, 2025, we provided a credit loss allowance of $171,609 and $87,728, respectively.

As of December 31, 2025, our liquidity position is significantly influenced by a material loan receivable from an unaffiliated third party. The gross principal balance is governed by a loan agreement dated July 3, 2025, bearing interest at 4.35% per annum with a maturity date of July 3, 2026.

At December 31, 2025, the carrying value of this receivable was approximately $6.6 million, net of an allowance for credit losses of $288,000. This net balance represents 32.3% of our total current assets, constituting a significant concentration of credit risk.

Our ability to fund future operating activities and working capital requirements is partially dependent on the timely collection of this principal and interest. While we continue to monitor the counterparty’s creditworthiness and currently believe they maintain the financial capacity to meet their obligations, the recorded allowance reflects our estimate of expected credit losses under the CECL (Current Expected Credit Loss) model. Any material default or significant delay in payment by this third party could adversely impact our short-term liquidity and necessitate alternative financing. There can be no assurance that the balance will be collected in full in accordance with its contractual terms.

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

Cash Flows

The following table sets forth summary of our cash flows for the periods indicated:

	For the Six Months Ended December 31,
	2025	2024
Net cash used in operating activities	$(4,469,978)	$(1,933,000)
Net cash used in investing activities	(7,145,990)	(1,350,498)
Net cash provided by financing activities	8,095,889	4,295,361
Effect of exchange rate changes on cash	205,457	(11,999)
Net increase in cash and cash equivalent	(3,314,622)	999,864
Cash, beginning of the period	4,956,060	123,550
Cash, end of the period	$1,641,438	1,123,414

Operating Activities

Net cash used in operating activities was $4,469,978 in the six months ended December 31, 2025, which included a net loss of $2,940,897, adjusted for non-cash items of $2,504,011 and changes in working capital deficits of $4,033,092. The non-cash items primarily included $1,054,794 straight-line lease expense of operating leases, $940,860 stock-based compensation for consulting expenses, $102,975 depreciation included in G&A and cost of revenue, $17,200 depreciation of right-of-use finance assets, $98,835 amortization of discount and bond issuance cost, $42,742 amortization of intangible assets, $100,052 interest income from a third party loan, $288,000 from provision of allowance for expected credit loss on loan receivable, $82,151 from provision of allowance for expected credit loss and a decrease of $23,494 from deferred tax liabilities. The adjustments for changes in working capital mainly included an increase of $932,852 in accounts receivable from third parties due to an increase of revenues near period end, an increase of $47,610 in accounts receivable – related parties, an increase in inventory of $27,802, an increase of $3,000,087 in prepayment, deposit and other receivable and a payment of $1,341,522 for operating lease liabilities, partially offset by a decrease of $50,142 in contract assets, an increase of $71,761 in refund liabilities, an increase of $135,197 in accounts payable to related parties, an increase of $404,825 in accounts payable to third parties, a decrease of $65,152 in note receivable, a decrease of $70,169 in right of return assets, an increase of $35,428 in contract liabilities, an increase of $94,806 in tax payable, and an increase of $389,301 in accrued liabilities and other payables.

Net cash used in operating activities was $1,933,000 in the six months ended December 31, 2024, including net loss of $3,282,227, adjusted for non-cash items for $1,183,152 and changes in working capital of positive $166,075. The non-cash items primarily included $989,003 amortization and interest expense of operating lease assets, $87,132 depreciation included in G&A and cost of revenue, $15,480 depreciation of right-of-use finance assets and $1,956 from provision of allowance for expected credit loss and a decrease of $89,581 from deferred tax asset due to recognition of valuation allowance. The adjustments for changes in working capital mainly included a decrease of $424,648 and $565,766 in accounts receivable — third parties and related parties, respectively, due to a decrease of revenues near period end and an increase of $312,722 in accrued expense and other payable, partially offset by an increase in prepayment, deposit and other receivable of $112,620, a decrease of $742,649 in operating lease liabilities and a decrease of $156,165 in accounts payable — related parties.

The $2,536,978 increase in cash used in operating activities for the six months ended December 31, 2025, compared to the prior year, was primarily due to an increase in advance deposits of $2,873,260 to supplier and an increase of $1,357,500 in accounts receivable — third parties, partly offset by a decrease of $341,330 in net loss and an increase of $667,902 in accounts payable — third parties and related parties due to the timing of vendor, client, and related parties payment.

Investing Activities

Net cash used in investing activities was $7,145,990 and $1,350,498 for the six months ended December 31, 2025 and 2024, respectively. Net cash used in investing activities for the six months ended December 31, 2025, was primarily attributable loans of $7,037,190 to a third party. The cash used in same period of last year was primarily attributable to loans to a third party of $686,697 and net cash payment for asset acquisition of $552,721.

Financing Activities

Net cash provided by financing activities was $8,095,889 and $4,295,361 for the six months ended December 31, 2025 and 2024. The increase was primarily due to proceeds from private placement of financing activities compared with the prior period. During the six months ended December 31, 2025, we generated cash inflows from loan borrowings of $1,644,523, private placements of $7,133,492, advances from related parties of $260,144 and advance from shareholders of $174,626, which were partially offset by $399,615 in principal repayments of convertible debt, loan repayments of $597,546 and advance to related parties of $62,779. During the six months ended December 31, 2024, we had due to the net proceeds of $5,351,281 from the offering and proceeds from loan borrowing of $195,000 and a loan from a third party of $276,365, partly offset by repayment of $805,345 to shareholders and loans repayment of $339,914 during the six months ended December 31, 2024.

Capital Expenditure

Our capital expenditures are incurred primarily in connection with the purchase of fixed assets, including machinery and equipment, furniture and fixtures, leasehold improvement and vehicles. Our capital expenditures amounted to nil and $111,080 for the six months ended December 31, 2025 and 2024, respectively.

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

Allowance of expected credit losses on loan receivable from a third party

The Company accounts for its allowance for credit losses on loan receivables in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses (“ASC 326”). The Company assesses the credit risk of its third-party loan receivables at each reporting date to ensure that the allowance reflects management’s current estimate of expected credit losses over the contractual life of the instrument.

The measurement of the allowance for expected credit losses is primarily determined using a Probability of Default (“PD”) and Loss Given Default (“LGD”) methodology. This assessment considers whether the borrower meets its contractual obligations and involves an evaluation of the borrower’s historical performance, current financial condition, and the value of any underlying collateral.

The PD × LGD model includes various assumptions, including the selection of forward-looking macroeconomic forecasts (such as interest rate environments), the borrower’s credit rating, and estimated recovery rates. This assessment, which requires the use of significant professional judgment, is conducted at the time of loan inception and as of each subsequent quarterly period end date while the loan is outstanding. These assumptions reflect management’s best estimates based on current and supportable information, but they involve inherent uncertainties based on economic and market conditions generally outside of the Company’s control. Changes in these estimates are recognized in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) in the period in which they occur.

Refer to Notes 2 to the condensed consolidated financial statements included in this report for further discussion of our significant accounting policies and the effect on our condensed consolidated financial statements.

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

Based upon this evaluation, our management concluded that as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
3.3	Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on May 14, 2024).
4.2	Form of Convertible Promissory Notes (incorporated by reference of Exhibit 4.1 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
4.3	Form of Common Stock Purchase Warrant (incorporated by reference of Exhibit 4.2 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.2	Form of Employment Agreement between the Registrant and Executive Officers (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.3	Lease Agreement, effective as of February 16, 2021, between American Bear Logistics Corp. and Prologis Targeted U.S. Logistics Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.4	Southlake Business Park Office/Warehouse Lease Agreement, dated as of January 11, 2021, between American Bear Logistics Corp. and Southlake Industrial, L.P. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.5	Lease Agreement, effective as of March 12, 2024, between American Bear Logistics Corp. and Morris Clifton Associates I, LLC (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K (File No. 001-42140), filed with the SEC on September 30, 2024).
10.6	Lease Agreement, effective as of July 18, 2024, between American Bear Logistics Corp. and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.7 to the annual report on Form 10-K (File No. 001-42140), filed with the SEC on September 30, 2024).

10.7	First Amendment to Lease Agreement, effective as of August 11, 2024, between American Bear Logistics Corp. and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q (File No. 001-42140), filed with the SEC on November 14, 2024).
10.8	English Translation of the Equity Transfer Agreement, dated November 5, 2024, entered into among Hubei Haoyaoshi Zhenghe Pharmacy Chain Co., Ltd, Hubei Huayao Pharmaceutical Co., Ltd., and Sichuan Hupan Jincheng Enterprise Management Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on November 8, 2024).
10.9	Form of Securities Purchase Agreement, by and between the Investor and Company (incorporated by reference of Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.10	Form of Security Agreement, by and between the Investor and the Company (incorporated by reference of Exhibit 10.2 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.11	Form of Guarantee Agreement, by and between the Investor and ABL (incorporated by reference of Exhibit 10.3 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.12	Form of Pledge Agreement, by and between the Investor and Company Form of Guarantee Agreement, by and between the Investor and ABL (incorporated by reference of Exhibit 10.4 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.13	Form of Registration Rights Agreement, by and between the Investor and Company(incorporated by reference of Exhibit 10.5 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.14	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With certain investors (incorporated herein by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140) filed with the SEC on June 25, 2025)
10.15	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With certain investors (incorporated herein by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140) filed with the SEC on July 22, 2025, which was further revised on August 11, 2025)
10.16	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With certain investors (incorporated herein by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140) filed with the SEC on August 8, 2025)
10.17	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With certain investors (incorporated herein by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140) filed with the SEC on December 19, 2025)
10.18	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With certain investors (incorporated herein by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140) filed with the SEC on January 5, 2026)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1#	Section 1350 Certifications of Principal Executive Officer.
32.2#	Section 1350 Certifications of Principal Financial Officer.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeside Holding Limited

Dated: February 19, 2026	By:	/s/ Yang Li
Yang Li
Joint Chief Executive Officer (Principal Executive Officer)