Form 10-Q
period 2026-03-31
Lakeside Holding Ltd
filed 2026-05-19
CIK 1996192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Lakeside Holding Limited

FORM 10-Q

For the Quarterly Period Ended March 31, 2026

INDEX

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and June 30, 2025	F-2
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months and nine months ended March 31, 2026 and 2025 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months and nine months ended March 31, 2026 and 2025 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and 2025 (unaudited)	F-5
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	16
	Signatures	18

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

ii

LAKESIDE HOLDING LIMITED

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and June 30, 2025	F-2
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months and nine months ended March 31, 2026 and 2025 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months and nine months ended March 31, 2026 and 2025 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and 2025 (unaudited)	F-5
Notes to Condensed Consolidated Financial Statements (unaudited)	F-6 – F-46

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 (UNAUDITED) AND JUNE 30, 2025

	As of March 31, 2026 (unaudited)	As of June 30, 2025
ASSETS
CURRENT ASSETS
Cash	$1,300,306	$4,814,872
Accounts receivable – third parties, net of credit loss allowance of $171,180 and $33,039	1,853,623	1,406,920
Note receivable	-	65,152
Prepayment, deposit and other receivable	5,414,243	221,993
Inventories, net	22,024	96,534
Right of return asset	126,272	141,687
Loan receivable from a third party, net of credit loss allowance of $350,000 and nil	8,329,194	11,380
Current assets from discontinued operation	-	3,520,388
Total current assets	17,045,662	10,278,926

NON-CURRENT ASSETS
Property and equipment at cost, net of accumulated depreciation	201,883	160,602
Intangible assets, net	301,328	365,440
Right of use operating lease assets, net	197,384	271,273
Deposit	34,394	38,934
Non-current assets from discontinued operation	-	3,290,286
Total non-current assets	734,989	4,126,535
TOTAL ASSETS	$17,780,651	$14,405,461

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payables	$980,149	$1,018,228
Accrued liabilities and other payables	2,000,467	1,161,864
Current portion of obligations under operating leases	78,945	108,817
Loans payable, current	184,609	262,870
Contract liabilities	3,847	15,355
Tax payable	418,328	233,078
Convertible debts - current	85,085	910,675
Refund liabilities	239,439	77,235
Current liabilities from discontinued operation	-	5,877,931
Total current liabilities	3,990,869	9,666,053

NON-CURRENT LIABILITIES
Loans payable, non-current	49,094	-
Deferred tax liabilities	4,245	83,100
Obligations under operating leases, non-current	124,480	150,823
Non-current liabilities from discontinued operation	-	1,659,800
Total non-current liabilities	177,819	1,893,723
TOTAL LIABILITIES	4,168,688	11,559,776

Commitments and Contingencies

EQUITY
Common stocks, $0.0001 par value, 200,000,000 shares authorized, 34,427,559 and 10,500,000 issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	3,443	1,050
Subscription receivable	(1,427,769)	-
Additional paid-in capital	22,681,315	8,084,275
Statutory reserve	88,662	63,416
Deficits	(8,139,106)	(5,315,371)
Accumulated other comprehensive income	405,418	12,315
Total equity	13,611,963	2,845,685

TOTAL LIABILITIES AND EQUITY	$17,780,651	$14,405,461

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2026 AND 2025(UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$5,108,387	$715,362	$1,327,733	$497,276
Cost of revenue	2,333,460	240,966	348,194	119,175
Gross profit	2,774,927	474,396	979,539	378,101

Operating expenses:
Selling expenses	1,804,797	158,117	711,553	103,629
General and administrative expenses	3,883,166	1,803,479	1,697,915	603,979
Provision of allowance for expected credit loss on accounts receivable	133,772	-	84,261	-
Provision of allowance for expected credit loss on loan receivable	350,000	-	62,000	-
Total operating expenses	6,171,735	1,961,596	2,555,729	707,608

Loss from operations	(3,396,808)	(1,487,200)	(1,576,190)	(329,507)

Other income (expense)
Other income, net	203,918	16,733	103,705	11,682
Interest expense	(149,355)	(40,541)	(26,733)	(40,541)
Total other income (expense)	54,563	(23,808)	76,972	(28,859)

Loss before income taxes	(3,342,245)	(1,511,008)	(1,499,218)	(358,366)
Income tax expense	110,632	18,594	29,593	18,594
Net loss from continuing operations	(3,452,877)	(1,529,602)	(1,528,811)	(376,960)

Income (loss) from discontinued operation, net of tax provision:
Loss from discontinued operation before the sale of ABL Chicago	(1,901,927)	(2,823,421)	(885,096)	(693,836)
Gain on sale of ABL Chicago	2,556,315	-	2,556,315	-
Net income (loss) from discontinued operation	654,388	(2,823,421)	1,671,219	(693,836)

NET (LOSS) INCOME	(2,798,489)	(4,353,023)	142,408	(1,070,796)

Other comprehensive income (loss):
Foreign currency translation income (loss)	393,103	(8,603)	188,125	3,583
Comprehensive income (loss) attributable to the Company	$(2,405,386)	$(4,361,626)	$330,533	$(1,067,213)

Basic and Diluted Net Income (Loss) per Common Share
Continuing operations	$(0.15)	$(0.20)	$(0.04)	$(0.05)
Discontinued operations, net of tax	$0.03	$(0.38)	$0.05	$(0.09)

Weighted Average Shares Outstanding – basic and diluted	22,826,266	7,500,000	34,427,559	7,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	For The Three Months Ended March 31, 2025
	Common Shares	Amount	Additional Paid in Capital	Statutory Reserves	Deficits	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024 (unaudited)	7,500,000	$750	$4,942,791	$—	$(3,288,046)	$(9,214)	$1,646,281
Net loss	—	—	—	—	(1,070,796)	—	(1,070,796)
Statutory reserve	—	—	—	7,014	(7,014)	—	—
Foreign currency translation adjustment	—	—	—	—	—	3,583	3,583
Issuance of convertible note	—	—	170,720	—	—	—	170,720
Balance at March 31, 2025 (unaudited)	7,500,000	$750	$5,113,511	$7,014	$(4,365,856)	$(5,631)	$749,788

	For The Nine Months Ended March 31, 2025
	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Statutory Reserves	Deficits	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2024	6,000,000	$600	$(600)	$642,639	$—	$(5,819)	$2,972	$639,792
Paid in capital	—	—	600	—	—	—	—	600
Net loss	—	—	—	—	—	(4,353,023)	—	(4,353,023)
Statutory reserve	—	—	—	—	7,014	(7,014)	—	—
Initial public offering, net of share issuance costs	1,500,000	150	—	4,300,152	—	—	—	4,300,302
Foreign currency translation adjustment	—	—	—	—	—	—	(8,603)	(8,603)
Issuance of convertible note	—	—	—	170,720	—	—	—	170,720
Balance at March 31, 2025 (unaudited)	7,500,000	$750	$—	$5,113,511	$7,014	$(4,365,856)	$(5,631)	$749,788

	For The Three Months Ended March 31, 2026
	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Statutory Reserves	Deficits	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2025 (unaudited)	34,427,559	$3,443	$(2,530,508)	$22,681,315	$86,099	$(8,278,951)	$217,293	$12,178,691
Net income	—		—	—	—	142,408	—	142,408
Statutory reserve	—		—	—	2,563	(2,563)	—	—
Foreign currency translation gain	—		—	—		—	188,125	188,125
Issuance of common shares - Private placement	—	—	1,102,739	—	—	—	—	1,102,739
Balance at March 31, 2026 (unaudited)	34,427,559	$3,443	$(1,427,769)	$22,681,315	$88,662	$(8,139,106)	$405,418	$13,611,963

	For The Nine Months Ended March 31, 2026
	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Statutory Reserves	Deficits	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2025	10,500,000	$1,050	$—	$8,084,275	$63,416	$(5,315,371)	$12,315	$2,845,685
Net loss	—	—	—	—	—	(2,798,489)	—	(2,798,489)
Statutory reserve	—	—	—	—	25,246	(25,246)	—	—
Foreign currency translation gain	—	—	—	—		—	393,103	393,103
Common stock issued for consulting services	5,300,000	530	—	4,422,170	—	—	—	4,422,700
Issuance of common shares upon exercise of Convertible note	820,330	82	—	512,651	—	—	—	512,733
Issuance of common shares - Private placement	17,807,229	1,781	(1,427,769)	9,662,219	—	—	—	8,236,231
Balance at March 31, 2026 (unaudited)	34,427,559	$3,443	$(1,427,769)	$22,681,315	$88,662	$(8,139,106)	$405,418	$13,611,963

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

LAKESIDE HOLDING LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	For the Nine Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,798,489)	$(4,353,023)
(Income) loss from discontinued operation, net of tax provision	(654,388)	2,823,421
Net loss from continuing operations	(3,452,877)	(1,529,602)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	37,919	5,152
Amortization of intangible asset	64,112	32,056
Lease expense of operating lease assets	87,881	51,805
Provision of allowance for expected credit loss on accounts receivable	133,772	-
Provision of allowance for expected credit loss on loan receivable	350,000	-
Amortization of discount and bond issuance cost	109,753	-
Accrued interest expense of convertible debt	10,338	40,541
Deferred tax expense	(78,855)	(8,014)
Interest income	(177,765)	(11,645)
Stock-based compensation expense for consulting services	2,089,460	-
Changes in operating assets and liabilities:
Accounts receivable	(517,421)	(337,288)
Note receivables	65,152	-
Inventories	74,510	(216,538)
Right of return asset	15,415	-
Prepayment, deposit and other receivable	(2,926,217)	(100,923)
Accounts payables	(38,079)	299,114
Contract liabilities	(11,508)	42,168
Accrued expense and other payables	846,065	807,540
Refund liabilities	162,204	-
Tax payable	185,250	26,608
Operating lease liabilities	(70,171)	(80,709)
Net cash used in operating activities from continuing operations	(3,041,062)	(979,735)

Cash flows from investing activities:
Purchase of furniture and equipment	—	(10,898)
Payment for leasehold improvement	—	(21,902)
Net cash payment for asset acquisition	—	(552,721)
Loan to a third party	(8,497,511)	(561,901)
Net cash used in investing activities from continuing operations	(8,497,511)	(1,147,422)

Cash flows from financing activities:
Repayment of loans	(25,411)	-
Net proceeds from issuance of convertible notes	-	755,512
Repayment of principal of convertible debt	(432,948)	-
Repayment of equipment and vehicle loans	(7,827)	-
Advances from Hupan Pharmaceutical prior to acquisition	-	276,365
Proceeds from initial public offering, net of share issuance costs	-	5,351,281
Proceeds from a private placement	8,236,231	-
Repayment to shareholders	-	(592,159)
Net cash provided by financing activities from continuing operations	7,770,045	5,790,999

CASH FLOWS FROM DISCONTINUED OPERATION
Operating activities	(1,383,504)	(1,191,569)
Investing activities	-	(79,728)
Financing activities	1,337,183	(1,008,452)
Cash sold in connection with sales of ABL Chicago	(167,536)	-
Net cash used in discontinued operation	(213,857)	(2,279,749)

Effect of exchange rate changes on cash	326,631	(8,386)
Net (decrease) increase in cash	(3,655,754)	1,375,707
Cash, beginning of the period	4,956,060	123,550
Cash, end of the period	1,300,306	1,499,257
Less: cash and cash equivalents of discontinued operations	-	241,867
Cash, end of the period for continuing operations	$1,300,306	$1,257,390

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income tax	$17,043	$—
Cash paid for interest	$454,850	$67,704

NON-CASH ACTIVITIES
Right of use assets obtained in exchange for operating lease obligations	$—	$1,447,494
Right of use assets obtained in exchange for finance lease obligation	$—	$89,003

SUPPLEMENTAL SCHEDULE OF NON-CASH IN INVESTING AND FINANCING ACTIVITIES
Property additions included in loan payable	$69,219	$102,235
Additions to leasehold improvement through accounts payable and other payable	$-	$123,176
Due to shareholder offset against due from related parties	$-	$311,185
Convertible notes converted to common shares	$512,733	—
Issuance of common shares in exchange for consulting service	$4,422,700	—

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Lakeside Holding Limited (the “Company”), is a holding company established on August 28, 2023 under the laws of the State of Nevada. The Company, acting through its subsidiary, is primarily engaged in distribution of pharmaceutical and medical products. On July 1, 2024, the Company closed its initial public offering (“IPO”) of 1,500,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $6.75 million from the offering (Note 16). In connection with the offering, the Company’s common shares began trading on the Nasdaq Capital Market under the trading symbol “LSH.”

As of March 31, 2026, the Company’s subsidiaries are as follows:

Name	Date of Incorporation/ Acquisition	Jurisdiction of Formation	Percentage of direct/indirect Economic Ownership	Principal Activities
Parent Company
Lakeside Holding Limited	August 28, 2023	Nevada	Parent	Holding company
Subsidiaries/companies with ownership
American Bear Logistics Corp. (“ABL Chicago”)*	February 5, 2018	Illinois	-	Logistics services
Sichuan Hupan Jincheng Enterprise Management Co., Ltd (“Sichuan Hupan”)	July 10, 2024	Sichuan, China	100%	Exploring business opportunities in China
Hupan Pharmaceutical (Hubei) Co., Ltd (“Hupan Pharmaceutical”)	November 21, 2024	Hubei, China	100%	Medical injection and pharmaceutical distributor
Smart Reserve Holding LTD	September 16, 2025	Cayman Islands	100%	Expected to be involved in digital asset business
Smart Reserve Inc	September 25, 2025	Cayman Islands	100%	Expected to be involved in digital asset business

*	Effective on February 12, 2026, the Company completed the disposal of ABL Chicago (see Note 15).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2025.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2026, and its results of operations and cash flows for the nine-month period then ended. Operating results for the three and nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2026.

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

As of March 31, 2026, the Company had an accumulated deficit of approximately $8.1 million. For the nine months ended March 31, 2026, the Company incurred a net loss from continuing operations of approximately $3.5 million and the net cash used in operating activities from continuing operations was approximately $3.0 million. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its external financing. The Company currently plans to fund its operations and support its ongoing acquisition projects mainly through cash flow from loans, issuance of notes and additional equity financing from outside investors, if necessary, to ensure sufficient working capital. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Discontinued Operations

On May 15, 2026, the Company entered into a Share Purchase Agreement with an unrelated third party for the disposition of ABL Chicago (the “Transaction”) and the transaction was legally finalized on May 16, 2026.

Effective February 12, 2026, the buyer assumed substantive decision-making authority and operational control over the transferred business and obtained the rights to substantially all economic benefits and obligations associated with the ownership of the business. In addition, the Company no longer retained substantive continuing involvement in the operations of ABL Chicago.

Accordingly, the Company accounted for the Transaction as a disposal/deconsolidation effective February 12, 2026 in accordance with ASC 810-10-40-4.

The Company recognized a gain (loss) on disposal of $2,556,315 during the period ended March 31, 2026. As of March 31, 2026, the assets and liabilities of the disposed business were no longer included in the unaudited condensed consolidated balance sheets and the results of operations of the disposed business were included through the effective disposal date only (see Note 15).

The assets and liabilities related to ABL Chicago were classified as discontinued operations and presented as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets prior to disposal. The results of operations of ABL Chicago are included in “Loss from discontinued operations, net of tax provision” in the accompanying condensed consolidated statements of operations and comprehensive income (loss). For comparative purposes, all prior periods presented have been reclassified to reflect the classifications on a consistent basis (see Note 15).

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

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

As of March 31, 2026 and June 30, 2025, the Company had approximately $1.3 million and $4.8 million of cash in banks, most held in the banks located in the mainland of China and in the United States, respectively. Most of cash balance as of March 31, 2026 and June 30, 2025 were denominated in RMB.

Accounts receivable, net

Accounts receivables are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company grant credit to customers, without collateral, under normal payment terms. The Company uses a loss rate method to estimate allowance for credit losses for accounts receivable from cross-border freights solutions and aging schedule to estimate the allowance for credit losses for accounts receivable from distribution of pharmaceutical products respectively. Loss-rate approach is based on the historical loss rates. The Company evaluates the expected credit loss of accounts receivable based on customer financial condition and historical collection information adjusted for current market economic conditions and forecasts of future economic performance when appropriate. For those past due balances over one year and other higher risk receivables identified by the Company are reviewed individually for collectability. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of March 31, 2026 and June 30, 2025, the Company recorded the allowance of credit loss of $171,180 and $33,039, respectively.

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

As of March 31, 2026 and June 30, 2025, the Company held notes receivable totaling $nil and $65,152, all of which are expected to be collected within twelve months and are classified as current assets. The Company recognized $nil allowance for expected credit loss on bank notes receivable during the reporting periods, as all the acceptance notes were endorsed to suppliers for accounts payable payments.

Loan receivable from a third party and allowance for credit losses

Loans receivable from a third party are recorded at amortized cost, representing the principal amount and interest receivable outstanding net of any allowance for credit losses (see Note 5). The Company accounts for credit losses under ASC Topic 326, Financial Instruments—Credit Losses, which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of the financial asset. The Company determines the allowance for credit losses by utilizing a Probability of Default (“PD”) and Loss Given Default (“LGD”) methodology. As of March 31, 2026 and June 30, 2025, the Company recorded an allowance for expected credit losses of $350,000 and $nil related to its loan receivable from a third party.

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first out (FIFO) method. Costs include the cost of pharmaceutical products. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is estimated using selling price in the normal course of business less any costs to complete and sell products. As of March 31, 2026 and June 30, 2025, the Company did not record any inventory provision.

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

Impairment of long-lived asset

Long-lived assets, including plant, property and equipment and intangible asset, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. The Company reviews the impairment of its right-of-use assets and intangible asset consistent with the approach applied for its other long-lived assets. No impairment charge was recognized for the three months and nine months ended March 31, 2026 and 2025, respectively.

Asset acquisition

When an acquisition is related to a single asset or a group of similar assets, or does not meet the definition of a business combination, as the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, we account for the acquisition as an asset acquisition. In an asset acquisition, any direct acquisition-related transaction costs are capitalized as part of the purchase consideration. Deferred taxes are recorded on temporary book/tax differences in an asset acquisition using the simultaneous equations method and adjusted the assigned value of the non-monetary assets acquired to include the deferred tax liability (see Note 20).

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

Leases (cont.)

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

The carrying value of cash, accounts receivable, other receivables, loan receivable balance from a third party, accounts payable, convertible debts - current, other payables and accrued expenses and other current liabilities approximate fair value due to their short-term nature. For lease liabilities and loans payable, their carrying value approximate the fair value at the year-end, as the interest rates used to discount the host contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of March 31, 2026 and June 30, 2025.

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Convertible debts (cont.)

Debt issuance costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. All debt issuance costs are presented as a direct reduction of debt on the unaudited condensed consolidated balance sheets. Approximately $10,918 and $109,753 were amortized to interest expense during the three and nine months ended March 31, 2026.

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

Revenue recognized from continuing operations during the three and nine months ended March 31, 2026 and 2025 was from the following sources:

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

Contract liabilities

Contract liabilities represent estimated advances received from customers. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of March 31, 2026 and June 30, 2025, the Company recorded contract liabilities of $3,847 and $15,355, which will be recognized as revenue upon delivery of the products and the acceptance by the customers. For the nine months ended March 31, 2026 and 2025, the amounts transferred from contract liabilities to revenue at the beginning of the fiscal period were $15,355 and $nil, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Refund liabilities and right of returned assets

Refund liabilities represent the estimated amount of consideration expected to be refunded to customers and are recorded at the time revenue is recognized. Refund allowances are recorded as a reduction in sales with corresponding refund liabilities, and the estimated cost of refunded inventory is recorded as a reduction to cost of sales and an increase of right of return assets. The estimate is based on historical refund patterns, current trends, and contractual terms. If actual results differ from the estimates, the Company revises its estimated refund liabilities accordingly. Each period end, the Company reviews and reassesses the adequacy of its recorded refund liabilities and adjusts the amount as necessary. As of March 31, 2026 and June 30, 2025, the Company recorded refund liabilities of $239,439 and $77,235, respectively on the unaudited condensed consolidated balance sheet. As of March 31, 2026 and June 30, 2025, the Company recorded right of return asset of $126,272 and $141,687, respectively on the unaudited condensed consolidated balance sheet.

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

In the Company’s distribution of pharmaceutical products business, cost of revenues primarily consists of cost of products, less discount and rebate.

Selling expenses

Selling expenses primarily include salaries expense, advertising expense, marketing expense of a system, entertainment expense and traveling expense of sales team engaged in developing potential customers and maintaining customer relationships and transportation cost for selling pharmaceutical products.

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Employee defined contribution plan

Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to them. Chinese labor regulations require that the Company make contributions to the government for these benefits based on government prescribed percentage of the employee’s salaries. The Company has no legal obligation for the benefits beyond the contributions. The total amount was expensed as incurred. For the three months ended March 31, 2026 and 2025, employee welfare contribution expenses amounted to approximately $15,841 and $11,456, respectively. For the nine months ended March 31, 2026 and 2025, employee welfare contribution expenses amounted to approximately $39,699 and $22,681, respectively.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic No. 740, Accounting for Uncertainty in Income Taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of March 31, 2026 and June 30, 2025, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Statutory reserves

The Company’s PRC subsidiaries are required to allocate at least 10% of their after-tax profit to the general reserve in accordance with the PRC accounting standards and regulations. The allocation to the general reserve will cease if such reserve has reached to 50% of the registered capital of respective company. These reserves can only be used for specific purposes and are not transferable to the Company in form of loans, advances, or cash dividends. There is no such regulation of providing statutory reserve in United States. The statutory reserve as determined pursuant to PRC statutory laws totaled approximately $88,662 and $63,416 as of March 31, 2026 and June 30, 2025, respectively.

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

Basic and diluted earnings (loss) per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months and nine months ended March 31, 2026 and 2025, the Company reported a net loss. As a result, all potentially dilutive securities, including the convertible debenture, were excluded from the calculation of diluted loss per share because their inclusion would have been antidilutive.

Foreign currency transactions

Our reporting currency is the U.S. dollar. The functional currency of our operations, except for Sichuan Hupan and Hupan Pharmaceutical, is the U.S. dollar. The functional currency of Sichuan Hupan and Hupan Pharmaceutical is the RMB. The assets, liabilities, revenues, and expenses of Sichuan Hupan and Hupan Pharmaceutical are remeasured in accordance with ASC 830. For the three and nine months ended March 31, 2026, assets and liabilities of Sichuan Hupan and Hupan Pharmaceutical are translated into U.S. dollars based upon exchange rates prevailing at the end of the year. Revenues and expenses of Sichuan Hupan and Hupan Pharmaceutical are translated at average exchange rates during the reporting period. The resulting translation adjustment is included in accumulated other comprehensive loss.

The following table outlines the currency exchange rates that were used in creating the unaudited condensed consolidated financial statements in this report:

	March 31, 2026	March 31, 2025
Balance sheet items, except for equity accounts	US$1=RMB 6.8980	US$1=RMB 7.2567
Items in the statements of income and cash flows	US$1=RMB 7.0577	US$1=RMB 7.2080

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

Concentrations and risks

a. Concentration of credit risk

The Company estimates credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash, accounts receivable, note receivable, other receivable and loan receivable balance from a third party. The Company has designed their credit policies with an objective to minimize their exposure to credit risk.

The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains majority of bank accounts in mainland China, where there is a RMB 500,000 deposit insurance limit for a legal entity’s aggregated balance at each bank. As of March 31, 2026 and June 30, 2025, Two and four banks account exceeded the insured limit in mainland China, respectively. To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the mainland China.

The Company also has the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of March 31, 2026 and June 30, 2025, no bank balance exceeded the insured limit. To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the United States.

The Company has adopted a credit policy of dealing with creditworthy counterparties to mitigate the credit risk from defaults. The management team conducts credit evaluations of its customers, and generally does not require collateral or other security from them. The Company establishes an accounting policy to provide for allowance for credit loss based on the individual customer’s financial condition, credit history, and the future economic conditions. Except loan receivable from a third party and other receivable are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. As of March 31, 2026 and June 30, 2025, the Company recognized an allowance for credit loss of $350,000 and nil on a loan receivable from a third party. No provision was recorded on the Company’s other receivables as of those dates.

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

e. Significant customers and suppliers

For the nine months ended March 31, 2026, four third-party customers individually accounted for 17%, 14%, 14% and 13%, respectively, of the Company’s total revenue. For the nine months ended March 31, 2025, three third-party customers individually accounted for 35%, 32% and 22%, respectively, of the Company’s total revenue.

As of March 31, 2026, three third-party customers individually accounted for 23%, 21% and 14% of the Company’s total accounts receivable, respectively. As of June 30, 2025, three third-party customers individually accounted for 50%, 19% and 11% of the Company’s total accounts receivable, respectively.

For the nine months ended March 31, 2026, two third-party vendors accounted for 87% and 12%, respectively, of the Company’s total purchase. For the nine months ended March 31, 2025, one vendor individually accounted for more than 10% of the Company’s total purchase.

As of March 31, 2026, three third-party vendors individually accounted for 57%, 22% and 14% of the Company’s total accounts payable, respectively. As of June 30, 2025, one third-party vendor accounted for 95% of the Company’s total accounts payable.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recent accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Derivatives and Hedging (Topic 815), or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a retrospective or a retrospective approach. The Company has adopted ASU 2020-06 using the retrospective approach in fiscal 2025.

In April 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements. The amendments require the disclosure of (1) significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss; (2) an amount for other segment items by reportable segment and a description of its composition; and (3) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s). The amendments also provide disclosure requirements for interim periods and entities that have a single reportable segment. Details of segment reporting are set out in Note 18.

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	March 31, 2026	June 30, 2025
Accounts receivable	$2,024,803	$1,439,959
Less: allowance for credit loss	(171,180)	(33,039)
Accounts receivable, net	$1,853,623	$1,406,920

Approximately $0.7 million or 36.2% of the accounts receivable have been collected as of May 11, 2026.

The movement of allowance for credit loss for the nine months ended March 31, 2026 and the year ended June 30, 2025 is as follows:

	March 31, 2026	June 30, 2025
Beginning balance	$33,039	$-
Provision of expected credit loss allowance	133,772	32,836
Effect of foreign exchange translation	4,369	203
Ending balance	$171,180	$33,039

The Company recorded addition of allowance for credit loss of $84,261 and $nil for the three months ended March 31, 2026 and 2025, respectively. The Company recorded addition of allowance for credit loss of $133,772 and $nil for the nine months ended March 31, 2026 and 2025, respectively.

NOTE 4 — INVENTORIES, NET

Inventories, net consists of the following:

	March 31, 2026	June 30, 2025
Finished goods	$22,024	$96,534
Less: inventory allowance	—	—
Inventories, net	$22,024	$96,534

NOTE 5 — LOAN RECEIVABLE FROM A THIRD PARTY, NET

On October 8, 2024, the Company entered into a loan agreement with a third party providing for a principal amount of up to $2 million at a fixed interest rate of 4.35% per annum. This agreement was subsequently amended on July 3, 2025, to increase the available principal to $6 million, carrying a twelve-month maturity and the same fixed interest rate. On December 25, 2025, the facility was further expanded to a maximum principal amount of $10 million. As of March 31, 2026, all other terms and conditions of the original agreement remain unchanged, with the facility continuing to bear interest at a fixed rate of 4.35% per annum. The loan is unsecured and without a pledge or guarantee from the third party. As of March 31, 2026, and June 30, 2025, the gross loan balance was $8,679,194 and $11,380, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 — LOAN RECEIVABLE FROM A THIRD PARTY, NET (cont.)

For the nine months ended March 31, 2026, the Company recognized an expected credit loss allowance of $350,000 against the loan balance. The net carrying value of the loan as of March 31, 2026 was $8,329,194 and the Company expected to collect this amount in twelve months.

	March 31, 2026	June 30, 2025
Loan balance	$8,679,194	$11,380
Less: expected credit loss allowance	(350,000)	—
Loan balance, net	$8,329,194	$11,380

The Company recognized interest income of $77,713 and $177,765 in connection with this loan receivable from a third party for the three and nine months ended March 31, 2026.

NOTE 6 — PREPAYMENT, DEPOSIT AND OTHER RECEIVABLE

	March 31, 2026	June 30, 2025
Prepayment and other deposits (a)	$2,518,533	$246,700
Rent deposits	14,774	14,227
Advance to suppliers (b)	2,915,330	-
Ending balance	5,448,637	260,927
Less: non-current portion	(34,394)	(38,934)
Current portion	$5,414,243	$221,993

(a)	The Company entered several consulting agreements with third parties and issued shares for the services to be provided from July 2025 to December 2026. As of March 31, 2026, balance mainly represented the prepaid consulting services of $2.3 million.

(b)	The Company entered a purchase agreement with a third party to purchase $2.9 million steel bar on September 15, 2025. As of March 31, 2026, $2.9 million has been paid to the supplier and the delivery is expected to be completed within 360 days after the prepayment.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2026	June 30, 2025
Furniture and Fixtures	$28,456	$26,014
Machinery equipment	10,593	9,588
Vehicles	71,818	-
Software	5,594	5,386
Leasehold improvement	140,753	135,535
Subtotal	257,214	176,523
Less: accumulated depreciation	(55,331)	(15,921)
Property and equipment, net	$201,883	$160,602

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 — PROPERTY AND EQUIPMENT, NET (cont.)

Depreciation expense recorded in general and administrative expense was $13,847 and $4,705 for the three months ended March 31, 2026 and 2025, respectively.

Depreciation expense recorded in general and administrative expense was $37,919 and $5,152 for the nine months ended March 31, 2026 and 2025, respectively.

NOTE 8 — INTANGIBLE ASSETS, NET

Net intangible assets consist of the following:

	March 31, 2026	June 30, 2025
License	$418,867	$418,867
Less: accumulated amortization	(117,539)	(53,427)
Intangible asset, net	$301,328	$365,440

On November 5, 2024, the Company purchased a license of pharmaceutical distribution in Mainland China through its acquisition of 100% equity interest in Hupan Pharmaceutical. The Company recognized the distribution license as an intangible asset of $418,867 based on the assessment of fair value at the purchase date, adjusted by deferred taxes impact on temporary tax differences in an asset acquisition using the simultaneous equations method. The transaction was closed on November 21, 2024. No impairment expense was recognized for the nine months ended March 31, 2026.

Amortization expense of $21,370 was recognized for the three months ended March 31, 2026. Amortization expense of $64,112 was recognized for the nine months ended March 31, 2026.

NOTE 9 — LEASES

The Company has two lease agreements for offices. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total operating lease expenses on offices for the three months ended March 31, 2026 and 2025 were $29,835 and $28,582, respectively.

Total operating lease expenses on offices for the nine months ended March 31, 2026 and 2025 were $87,881 and $51,805, respectively.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 — LEASES (cont.)

The following table includes supplemental cash flow and non-cash information related to leases:

	For the Nine Months Ended March 31,
	2026	2025
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70,171	$80,709
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$-	$341,961

The weighted average remaining lease terms and discount rates for all of operating lease is as follows:

	March 31, 2026	June 30, 2025
Weighted-average remaining lease term (years):
Operating lease	3.17 years	3.63 years

Weighted average discount rate:
Operating lease	4.42%	4.42%

The following is a schedule of maturities of operating lease liabilities as of March 31, 2026:

Operating leases

Twelve months ending March 31,	Repayment
2027	$83,646
2028	47,403
2029	47,403
2030	35,552
Total future minimum lease payments	214,004
Less: imputed interest	(10,579)
Total operating lease liabilities	$203,425

NOTE 10 — ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables comprise the following amounts relating to the operation of the Company

	March 31, 2026	June 30, 2025
Credit card payables	$39,399	$47,384
Payroll liabilities	641,176	266,282
Accrued expense	964,334	585,501
Other payables	355,558	262,697
Total	$2,000,467	$1,161,864

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 — LOANS PAYABLE

The loan balance consists of the following:

	March 31, 2026	June 30, 2025
Loan A	$24,246	$23,347
Loan B	144,970	139,595
Loan C	-	99,928
Loan D	64,487	-
Total	233,703	262,870
Less: loan payable, current	(184,609)	(262,870)
Loan payable, non-current	$49,094	$-

(A)	The Company entered a loan of RMB167,250 with a third party on August 9, 2024. The loan is unsecured, with no interest bearing and repayable on demand.

(B)	The Company entered a loan of RMB1,000,000 with a third party on June 6, 2025. The loan is unsecured, with no interest bearing for 12 months period and matured on May 31, 2026.

(C)

The Company entered a loan of $99,928 with a third party on June 27, 2025. The loan is at a fixed interest of 8.99% per annum and payable on monthly basis, for 11 months period and matured on May 27, 2026. The monthly payment is $9,498 blending of interest and principal.

During the nine months ended March 31, 2026, the Company cancelled an insurance policy associated with a loan arrangement and, as a result, was legally released from its obligation to repay the related loan. The Company determined that the liability had been extinguished as it was no longer the primary obligor. Accordingly, the Company derecognized the outstanding loan balance and recognized a gain on extinguishment of debt of $25,832, which is included in income from continuing operations.

(D)	The Company entered a loan of RMB500,000 with a third party on August 8, 2025. The loan is at a fixed interest of 1.92% per annum and payable on monthly basis, for 60 months period and matured on May 4, 2030. The monthly payment is RMB8,746 blending of interest and principal.

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

NOTE 12 — CONVERTIBLE DEBTS (cont.)

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

NOTE 12 — CONVERTIBLE DEBTS (cont.)

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

During the nine months ended March 31, 2026, the holder of the Company’s convertible notes converted portions of the outstanding principal balance into shares of the Company’s common stock pursuant to the original terms of the respective note agreements.

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

As of March 31, 2026, the Company had $85,085 in convertible notes outstanding, which remain convertible under the original terms.

	March 31, 2026	June 30, 2025
Long term debt
Outstanding principal	$74,747	$1,021,819
Unamortized Initial Purchaser’s debt discount and debt issuance cost	-	(150,948)
Accrued interest	10,338	39,804
Net carrying amount	$85,085	$910,675

Convertible debts, current	$85,085	$910,675

The Company recognized interest expense of $22,923 and $139,451 for the three and nine months ended March 31, 2026, respectively, which includes $10,918 and $109,753 related to the amortization of the debt discount and issuance costs.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 — GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended March 31,
	2026	2025
Payroll and staff benefit expense	$134,723	$179,732
Professional expense	1,433,951	205,282
Travelling and entertainment	13,431	20,206
Office expense	15,774	7,512
Lease expense	18,252	26,335
Insurance	-	25,700
Other expense	30,575	23,819
Depreciation on plant property and equipment	13,847	4,705
Advertising	-	70,968
Rent expense of short-term lease	13,036	4,151
Amortization on intangible assets	21,370	32,056
Bank charge	155	88
Motor expense	690	1,226
Management fee	1,253	1,982
Repair & maintenance	858	217
Total	$1,697,915	$603,979

	For the Nine Months Ended March 31,
	2026	2025
Payroll and staff benefit expense	$594,759	$400,436
Professional expense	2,719,572	751,999
Travelling and entertainment	67,691	323,605
Office expense	46,354	10,383
Lease expense	76,299	49,558
Insurance	54,314	79,098
Other expense	186,609	46,492
Depreciation on plant property and equipment	37,919	5,152
Advertising	-	80,238
Rent expense of short-term lease	23,919	9,368
Amortization on intangible assets	64,112	32,056
Bank charge	1,437	506
Motor expense	3,957	3,235
Management fee	3,263	3,110
Repair & maintenance	2,961	8,243
Total	$3,883,166	$1,803,479

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 — TAXES

Corporate Income Taxes

Under the PRC Enterprise Income Tax Law (the “EIT Law”), the standard enterprise income tax rate for domestic enterprises and foreign invested enterprises is 25%.

As of March 31, 2026 and June 30, 2025, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the period ended March 31, 2026 and 2025, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods.

The provision for income tax for the three months ended March 31, 2026 and 2025 consists of the following:

	For the Three Months Ended March 31,
	2026	2025
Current income tax expense	$84,954	26,608
Deferred income tax credit	(55,361)	(8,014)
Total income tax expense	$29,593	18,594

The following table reconciles the statutory tax rate to the Company’s effective tax the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Loss before tax	$(1,499,218)	$(358,366)
Statutory state tax rate	21%	21%
Income tax credit at the federal statutory rate	(314,835)	(75,257)
Change in valuation allowance	324,578	70,779
Tax effect on other tax jurisdiction	(1,038)	1,919
Non-deductible expense	20,888	21,153
Total income tax expense	$29,593	$18,594

The provision for income tax for the nine months ended March 31, 2026 and 2025 consists of the following:

	For the Nine Months Ended March 31,
	2026	2025
Current income tax expense	$189,487	26,608
Deferred income tax credit	(78,855)	(8,014)
Total income tax expense	$110,632	18,594

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 — TAXES (cont.)

Corporate Income Taxes (cont.)

The following table reconciles the statutory tax rate to the Company’s effective tax the nine months ended March 31, 2026 and 2025:

	For the Nine Months Ended March 31
	2026	2025
Loss before tax	$(3,342,245)	$(1,511,008)
Statutory state tax rate	21%	21%
Income tax credit at the federal statutory rate	(701,871)	(317,312)
Change in valuation allowance	772,953	329,955
Tax effect on other tax jurisdiction	342	(15,202)
Non-deductible expense	39,208	21,153
Total income tax expense	$110,632	$18,594

The Company’s deferred tax assets and liabilities consist of the following:

	March 31 2026	June 30, 2025
Deferred tax assets:
Allowance for credit loss	$42,795	$8,260
Allowance for credit loss - loan receivable	73,500	-
Refundable liability net of right of return asset	28,292	-
Non-capital loss carried forward	1,234,620	535,167
Valuation allowance	(1,308,120)	(535,167)
Total deferred tax assets	$71,087	$8,260
Deferred tax liabilities:
Intangible asset – license	(75,332)	(91,360)
Total deferred tax liabilities	(75,332)	(91,360)
Deferred tax liabilities, net	$(4,245)	$(83,100)

As of March 31, 2026 and June 30, 2025, the accumulated tax losses of subsidiaries incorporated in the U.S. of approximately $4.9 million and approximately $1.8 million, are allowed to be carried forward to offset against future taxable profits. The carry forward of non-capital losses in the U.S. generally has no time limit, but the loss could be only offset up to 80% of taxable income in a given year. The carry forward of net operating loss generated by the subsidiaries incorporated in the PRC, subject to the agreement of the PRC tax authorities, of approximately $1.0 million and $0.6 million as of March 31, 2026 and June 30, 2025 can be carried forward for 5 years.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 —DISCONTINUED OPERATIONS AND SALES OF ABL CHICAGO

During the third quarter of 2026, the Company entered into the Share Purchase Agreement (“SPA”) to sell the equity interests of its subsidiaries that own and operate its ABL business (the “Sale Transaction”), subject to shareholder and regulatory approvals, for a total base purchase price of $1. The ABL Chicago business has been recast as discontinued operations, and the assets and liabilities of ABL Chicago are classified as assets and liabilities of discontinued operations. See Note 1 – Business Organization and Nature of Operations.

On February 12, 2026, the sale of 100% of the issued and outstanding shares of ABL Chicago was duly approved and adopted. Accordingly, the Company consummated the sale of the ABL Chicago business.

As of June 30, 2025, the major of assets and liabilities from discontinued operation included the following:

As of June 30, 2025
ASSETS:
Current Assets:
Cash	$141,188
Accounts receivable – third parties, net	1,488,660
Accounts receivable – related party, net	396,331
Prepaid expenses and other assets– third parties	227,984
Other receivable – related parties	869,430
Contract assets	119,054
Loan receivable – Related parties	277,741
Current assets from discontinued operation	$3,520,388

Non-current Assets:
Long-term investment	$15,741
Property and equipment, net	228,819
Right of use operating lease assets, net	2,886,929
Right of use financing lease assets, net	93,797
Prepaid expenses and other assets	65,000
Non-current assets from discontinued operation	$3,290,286

LIABILITIES
Current liabilities
Accounts payable– third parties	$1,475,989
Accounts payable– related party	65,237
Accrued expenses and other liabilities	958,130
Obligations under operating leases	2,214,473
Obligations under financing leases	47,035
Other loan payable	1,037,242
Tax payable	79,825
Current liabilities from discontinued operation	$5,877,931

Non-current liabilities
Other loan payable	$60,398
Loan payable to related party	124,176
Obligations under operating leases	1,408,959
Obligations under financing leases	66,267
Non-current liabilities from discontinued operation	$1,659,800

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 —DISCONTINUED OPERATIONS AND SALES OF ABL CHICAGO (cont.)

Results of Discontinued Operations

Net income (loss) from discontinued operations details is as follows:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$10,678,106	$10,764,921	$1,346,238	$3,305,864
Cost of revenue	9,768,331	10,043,158	1,660,135	2,968,114
Operating expenses	2,661,614	3,633,941	496,212	1,082,426
Loss from operation	(1,751,839)	(2,912,178)	(810,109)	(744,676)
Gain on sale of ABL Chicago	2,556,315	-	2,556,315	-
Other (expense) income, net	(150,088)	178,338	(74,987)	50,840
Net income (loss) from discontinued operations, before tax	654,388	(2,733,840)	1,671,219	(693,836)
Income tax	-	89,581	-	-
Income (loss) from discontinued operations, net of tax provision	$654,388	$(2,823,421)	$1,671,219	$(693,836)

Revenue from discontinued operation

ABL Chicago generates revenue from providing cross-border ocean and airfreight solutions. No practical expedients were used when adoption ASC606. Revenue recognition policies are as follows:

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 —DISCONTINUED OPERATIONS AND SALES OF ABL CHICAGO (cont.)

Accounts receivable, net

Accounts receivables are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company grant credit to customers, without collateral, under normal payment terms. The Company uses a loss rate method to estimate allowance for credit losses for accounts receivable from cross-border freights solutions and aging schedule to estimate the allowance for credit losses for accounts receivable from distribution of pharmaceutical products respectively. Loss-rate approach is based on the historical loss rates. The Company evaluates the expected credit loss of accounts receivable based on customer financial condition and historical collection information adjusted for current market economic conditions and forecasts of future economic performance when appropriate. For those past due balances over one year and other higher risk receivables identified by the Company are reviewed individually for collectability. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of June 30, 2025, the Company recorded the allowance of credit loss of $54,689.

Accounts receivable, net consists of the following:

June 30, 2025
Accounts receivable – third-party customers	$1,543,349
Less: allowance for credit loss – third-party customers	(54,689)
Accounts receivable from third-party customers, net	$1,488,660

Accounts receivable – related party customers	$396,331
Less: allowance for credit loss – related party customers	-
Total accounts receivable– related party customers, net	$396,331

Prepayment, deposit and other receivable – third party

June 30, 2025
Prepayment and other deposits	$33,212
Rent deposits	259,772
Total	292,984
Less: non-current portion	(65,000)
Current portion	$227,984

Contract assets

Contract assets represent estimated amounts for which the Company has the right to consideration for the services provided while a delivery is still in-transit and has not yet invoiced the customer. The estimated contract asset is based on the estimated completion percentage of the performance obligation. We believe that customers simultaneously benefit from the comprehensive services we provided. Upon completion of the performance obligations, which can vary in duration based upon the method of transport and billing the customer, these amounts become classified within accounts receivable. As of June 30, 2025, the Company recorded contract assets $119,054.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 —DISCONTINUED OPERATIONS AND SALES OF ABL CHICAGO (cont.)

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

On August 4, 2023, ABL Wuhan ceased to be the ABL Chicago’s subsidiary and became the ABL Chicago’s long-term investment. As of June 30, 2025, the Company’s investment in ABL Wuhan amounted to $15,741, and no impairment charges was recorded.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. The straight-line depreciation method is used to compute depreciation over the estimated useful lives of the assets.

Lease

ABL Chicago has multiple lease agreements for warehouses, warehouse machinery and equipment and offices.

The following table includes supplemental cash flow and non-cash information related to leases:

	For the Nine Months Ended March 31,
	2026	2025
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows from discontinued operation - operating leases	$1,599,276	$1,071,222
Operating cash flows from discontinued operation - finance leases	$4,466	$3,963
Financing cash flows discontinued operation - from finance leases	$20,980	$22,814
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$-	$1,105,533
Finance lease liabilities	-	$89,003

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 —DISCONTINUED OPERATIONS AND SALES OF ABL CHICAGO (cont.)

Accrued liabilities and other payables

Accrued liabilities and other payables comprise the following amounts relating to the discontinued operation:

June 30, 2025
Credit card payables	$323,382
Payroll liabilities	112,076
Accrued expense	220,823
Other payables	301,849
Total	$958,130

Loan payable to a related party

On March 1, 2025, the Company entered into a loan agreement with a related party – ABL Shenzhen for a principal amount up to $124,176, bearing interest at a fixed interest rate of 7.79% per annum, with a maturity date of March 1, 2028. The loan balance was $124,176 as of June 30, 2025, and interest expense in connection with the loan for the nine months ended March 31, 2025 was nil.

Loan payable

The Company obtained multiple loans to finance the purchase of vehicles and warehouse machinery and obtained other loans to support its working capital needs.

The loan balance consists of the following:

June 30, 2025
Equipment loans (a)	$34,645
Vehicle loans (b)	88,762
Other loans (c)	974,233
Total	1,097,640
Less: loan payable, current	(1,037,242)
Loan payable, non-current	$60,398

(a) Equipment loans

The Company made the total principal repayments of $37,507 in connection with the above vehicle loans during the nine months ended March 31, 2025. Interest expenses for the above-mentioned above vehicle loans amounted to $4,256 during the nine months ended March 31, 2025.

(b) Vehicle loans

The Company made the total principal repayments of $48,085 in connection with the equipment loans during the nine months ended March 31, 2025. Interest expenses for the above-mentioned equipment loans amounted to $7,827 during the nine months ended March 31, 2025.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 —DISCONTINUED OPERATIONS AND SALES OF ABL CHICAGO (cont.)

Loan payable (cont.)

(c) Other loans

The Company made the total principal repayments of $420,765 in connection with the above other loans during the nine months ended March 31, 2025. Interest expenses for the above-mentioned other loans amounted to $63,872 during the nine months ended March 31, 2025.

Related party transactions

a) Other receivable from related parties

Other receivable from related parties consists of balances with the parties listed below, arising from interest receivable, storage income, rental income, contractor salaries charged by related parties, other expenses paid on their behalf:

June 30, 2025
Other receivable from Weship	$753,116
Other receivable from Intermodal	99,635
Other receivable from ABL LAX	18,291
Other payable to ABL Shenzhen	(1,612)
Total	$869,430

b) Summary of balances payable to related parties

June 30, 2025
Account payable to Weship	$35,003
Account payable to ABL Wuhan	9,012
Account payable to Intermodal	21,222
Total	$65,237

c) Summary of balances receivable from related parties

June 30, 2025
Accounts receivable from Weship	$8,853
Accounts receivable from ABL Shenzhen	129,588
Accounts receivable from ABL Wuhan	257,890
Total	$396,331

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 —DISCONTINUED OPERATIONS AND SALES OF ABL CHICAGO (cont.)

Related party transactions (cont.)

d) Loan receivable from related parties

June 30, 2025
Loan receivable from Weship	$148,000
Loan receivable from ABL LAX	129,741
Total	$277,741

The Company entered into a loan agreement with related parties to support working capital needs. The loan bears interest at an annual rate of 8.99%, with the outstanding principal not exceeding $1.0 million. The loan matures within twelve months from the date of execution. In November 2025, the loan to ABL LAX was mutually extended and become repayable on demand.

e) Summary of related parties’ transactions

	Nine Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Revenue from Weship (a)	$15,435	$5,341	$3,671	$3,579
Revenue from ABL Wuhan (a)	$831,021	$692,212	$88,030	$245,006
Revenue from ABL Shenzhen (a)	$530,888	$507,801	$66,501	$199,775
Revenue from ABL LAX (a)	$2,585	$-	$-	$-
Rental income from Weship (c)	$155,344	$255,483	$2,979	$76,629
Rental income from Intermodal (d)	$8,199	$11,963	$4,099	$11,963
Cost of revenue charged by Weship (b)	$402,846	$661,763	$25,526	$146,650
Cost of revenue charged by Intermodal (e)	$386,468	$494,333	$26,502	$153,324
Cost of revenue charged by ABL Wuhan (f)	$96,310	$127,548	$11,459	$62,620
Cost of revenue charged by ABL LAX (f)	$-	$2,736	-	$2,736
Interest expenses charged by ABL Shenzhen	$6,448	$-	1,612	$-

During the nine months ended March 31, 2026 and 2025, the Company had the following transactions with its related parties — Weship, ABL Wuhan, ABL Shenzhen, ABL LAX and Intermodal

(a)	The Company provides logistic forwarding services to Weship, ABL Wuhan and ABL Shenzhen and charges Weship, ABL Wuhan and ABL Shenzhen at its regular market rate for the services provided.

(b)	Weship is one of the Company’s vendors for truck delivery service.

(c)	The Company subleased portion of its warehouse space to Weship for rental income. The Company subleased its warehouse in Chicago to Weship in July 2023 and again for the period from January 2024 to February 12, 2026. The Company also subleased another warehouse with monthly rent of $6,500 from August 01, 2023 to October 31, 2024.

(d)	The Company subleased portion of its warehouse space to Intermodal for nine months ended February 12, 2026.

(e)	Intermodal is one of the Company’s vendors, providing truck delivery service and provides labor forces.

(f)	ABL Wuhan provides labor force and certain cross-border freight consolidation and forwarding services and is one of our cross-border freight consolidation and forwarding service providers.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 —DISCONTINUED OPERATIONS AND SALES OF ABL CHICAGO (cont.)

Related party transactions (cont.)

f) Salaries and employee benefits paid to major shareholders

	Nine Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Mr. Henry Liu	$46,238	$53,492	$4,007	$19,707
Mr. Shuai Li	52,828	61,299	$4,434	22,584
Total	$99,066	$114,791	$8,441	$42,291

Transaction

On February 12, 2026, the sale of 100% of the issued and outstanding shares of ABL Chicago was duly approved and adopted by the Company’s shareholders. Accordingly, the Company consummated the transfer of the ABL Chicago business. Immediately prior to the Transaction, the Company forgave $3,402,808 of amounts due from ABL Chicago. The Company recorded a gain on the sale of the ABL Chicago business in the amount of $2,556,315 as follows:

Cash consideration for sale of ABL Chicago	$1

Less: book value of assets sold:
Cash	167,536
Accounts receivable – third parties, net	1,078,847
Accounts receivable – related party, net	358,246
Prepaid expenses and other as sets	337,616
Other receivable – related parties	1,141,959
Loan receivable – related parties	386,541
Contract assets	43,365
Investment in other entity	15,741
Property and equipment, net	132,366
Right of use operating lease assets, net	1,697,873
Right of use financing lease assets, net	71,692
Net book value of assets sold	5,431,782

Add: Liabilities assumed by buyer
Accounts payable– third parties	1,907,730
Accounts payable– related party	153,353
Accrued expenses and other liabilities	794,091
Obligations under operating leases	2,150,449
Obligations under financing leases	92,323
Tax payable	79,825
Other loan payable	2,243,159
Amounts duo related party	260,144
Amounts due to shareholder	182,846
Amounts due to ultimate holding company	3,402,808
Loan payable to related party	124,176
Total liabilities assumed	11,390,904

Less: Amounts due from ABL Chicago	3,402,808

Gain on Sale of ABL Chicago	$2,556,315

Management has determined that there are no current federal or state income taxes payable in connection with the sale of ABL Chicago, after considering the Company’s tax basis in the stock of ABL Chicago as well as the Company’s projected tax losses. Further, if needed, the Company has net operating loss carryforwards that are available to offset any tax liability.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 — STOCKHOLDERS’ EQUITY

About ABL Chicago

ABL Chicago is a U.S.-based integrated cross-border supply chain solution provider with a strategic focus on the Asian market including China. We primarily provide customized cross-border ocean freight solutions and airfreight solutions in the U.S. that specifically cater to our customers’ requirements and needs in transporting goods into the U.S. We offer a wide variety of integrated services under our cross-border ocean freight solutions and cross-border airfreight solutions, including (i) cross-border freight consolidation and forwarding services, (ii) customs clearance services, (iii) warehousing and distribution services and (iv) U.S. domestic ground transportation services.

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

On December 15, 2025, the Company entered into Securities Purchase Agreements with certain investors for the issuance and sale of an aggregate of 8,400,000 shares of its common stock, par value $0.0001 per share (the “Shares”), through a private offering. The Shares were sold at a purchase price of $0.70 per share, resulting in total gross proceeds of approximately $5,880,000. Upon closing of the private offering, the Company issued 8,400,000 common shares. As of March 31, 2026, a total of $1,427,769 of the gross proceeds related to these shares had not yet been received by the Company. Therefore, the Company recorded as an increase to common stock of $840, additional paid-in capital of $5,879,160 and subscription receivable of $1,427,769 on the unaudited condensed consolidated balance sheet in connection with this private offering.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 — STOCKHOLDERS’ EQUITY (cont.)

Common Stocks (cont.)

Private offering (cont.)

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

Convertible debts conversion

During the nine months ended March 31, 2026, holders of the Company’s convertible notes elected to convert an aggregate principal amount of $661,536 into 820,330 shares of the Company’s common stock pursuant to the original terms of the note agreements. The conversions resulted in a reduction of the carrying amount of convertible debt by $512,733, which was reclassified to stockholders’ equity. Accordingly, the Company recorded an increase to common stock of $82 (reflecting the par value of shares issued) and an increase to additional paid-in capital of $512,651.

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

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 — STOCKHOLDERS’ EQUITY (cont.)

Common Stocks (cont.)

Common Shares Issued for Service (cont.)

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

For the nine months ended March 31, 2026, the Company issued 5,300,000 shares of its common stock in connection with consulting agreements. In connection with these issuances, the Company recognized consulting expense of $2,089,460, recorded prepaid consulting services of $2,333,240, and increased additional paid-in capital by $4,422,170 during the period.

As of March 31, 2026 and June 30, 2025, 34,427,559 and 10,500,000 common shares were issued and outstanding, respectively, with par value of $0.0001.

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

As of March 31, 2026, 75,000 warrants in connection with IPO funding was outstanding, with an exercise price of $4.5 and remaining life of 3.25 years.

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 — STOCKHOLDERS’ EQUITY (cont.)

Common stock purchase warrants

Pursuant to the Securities Purchase Agreement, the Company agreed to issue, upon the consummation of the closing of each tranche, common stock purchase warrants (“Warrants”) to the Investor (see Note 12).

As of March 31, 2026, 318,827 warrants in connection with the first closing of the first tranche of the Notes were outstanding, with an exercise price of $1.9098 and remaining life of 3.93 years.

As of March 31, 2026, 202,082 warrants in connection with the second closing of the first tranche of the Notes were outstanding, with an exercise price of $1.929 and remaining life of 4.06 years.

Subscription receivable

During the nine months ended March 31, 2026, the Company entered into a private placement agreement. As of March 31, 2026, a total of $1,427,769 of the gross proceeds related to these shares had not yet been received by the Company.

This amount is recorded as Subscription Receivable and is presented as a deduction from Shareholders’ Equity in the accompanying Consolidated Balance Sheets. The Company expects to collect the full outstanding balance during the next quarter.

Statutory reserves

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve as determined pursuant to PRC statutory laws totaled approximately $88,662 and $63,416 as of March 31, 2026 and June 30, 2025, respectively.

NOTE 17 — LOSS PER SHARE

For the three and nine months ended March 31, 2026 and 2025, all potentially dilutive securities, including the convertible debenture and warrants, were excluded from the calculation of diluted loss per share because the Company was in a loss position. Their inclusion would have been antidilutive.

	Nine Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Net loss from continuing operations	$(3,452,877)	$(1,529,602)	$(1,528,811)	$(376,960)
Net income (loss) from discontinued operation	654,388	(2,823,421)	1,671,219	(693,836)
Net (loss) income attributable to the Company	$(2,798,489)	$(4,353,023)	$142,408	$(1,070,796)

Weighted average number of common shares outstanding – Basic and Diluted	22,826,266	7,500,000	34,427,559	7,500,000

Basic and Diluted Net Income (Loss) per Common Share
Continuing operations	$(0.15)	$(0.20)	$(0.04)	$(0.05)
Discontinued operations, net of tax	$0.03	$(0.38)	$0.05	$(0.09)
Total Basis and diluted earnings (loss) per share attributable to the Company	$(0.12)	$(0.58)	$0.01	$(0.14)

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

The Company’s chief operating decision maker (“CODM”) is Mr. Yang Li, the Principal Executive Officer. The CODM regularly reviews financial information, including segment revenue, gross profit, significant segment expenses (selling expenses and general and administrative expenses), segment net income (loss), and segment assets to evaluate segment performance and allocate resources accordingly.

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

During the nine months ended March 31, 2026, the Company completed disposal of its customized cross-border freight solutions in the U.S segment (the “Disposed Segment”). The results of operations of the Disposed Segment have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented, in accordance with ASC 205-20. See Note 15. “Discontinued Operations” for additional information regarding the ABL Chicago disposal.

Following the disposal, the Company operates as a single reporting segment consisting of distribution of pharmaceutical products in China. Prior period segment information has been recast to conform to the current period presentation.

Segment net income (loss) excludes general corporate administrative expenses and selling expenses including corporate functional costs relating to professional expenses, payroll expense of management, and interest expenses in connection with convertible debt that are managed centrally at the corporate level and are excluded from the measure of segment performance reviewed by the CODM.

The summary of key information by segments for the nine months ended March 31, 2026 was as follows:

	Pharmaceutical distribution (China)	Holding	Total for the nine months ended March 31, 2026
Revenue from external customers	$5,108,387	$-	$5,108,387
Cost of revenue	$2,333,460	$-	$2,333,460
Gross profit	$2,774,927	$-	$2,774,927
Selling expense	$1,785,669	$19,128	$1,804,797
General and administrative expense	$481,389	$3,401,777	$3,883,166
Depreciation & amortization	$36,556	$65,475	$102,031
Income tax expense	$126,661	$(16,029)	$110,632
Long-lived assets	$400,377	$334,612	$734,989
Segment assets	$3,774,605	$14,006,046	$17,780,651
Segment profit (loss)	$246,745	$(3,699,622)	$(3,452,877)

The summary of key information by segments for the nine months ended March 31, 2025 was as follows:

	Pharmaceutical distribution (China)	Holdings	Total for the nine months ended March 31, 2025
Revenue from external customers	$715,362	$–	$715,362
Cost of revenue	$240,966	$–	$240,966
Gross profit	$474,396	$–	$474,396
Depreciation & amortization	$4,262	$32,946	$37,208
General and administrative expense	$246,685	$1,556,794	$1,803,479
Income tax provision	$26,608	$(8,014)	$18,594
Capital expenditure	$155,991	$–	$155,991
Long-lived assets	$348,179	$493,157	$841,336
Segment assets	$1,090,942	$2,224,881	$3,315,823
Segment profit (loss)	$70,616	$(1,600,218)	$(1,529,602)

LAKESIDE HOLDING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Contractual Commitments

As of March 31, 2026, the Company’s contractual obligations consist of the following:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$214,004	$83,646	94,806	35,552	—
Vehicle loans	67,201	16,483	30,431	20,287	—
Other loans	169,216	169,216	—-	—	—
Convertible debts	70,000	70,000	—	—	—
Total	$520,421	$339,345	125,237	55,839	—

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s unaudited consolidated financial position or results of operations or liquidity as of March 31, 2026.

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

The Company recorded impairment of intangible assets of nil for the three and nine months ended March 31, 2026 and 2025.

NOTE 21 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after March 31, 2026 up through the date the unaudited condensed consolidated financial statements were issued, and unless disclosed below, there are not any material subsequent events that require disclosure in these unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. All amounts included herein with respect to the three and nine months ended March 31, 2026 and 2025 are derived from our unaudited condensed consolidated financial statements included elsewhere in this Report. Our financial statements have been prepared in accordance with the U.S. GAAP.

Overview

Prior to February 12, 2026, we operated as a U.S.-based integrated cross-border supply chain solutions provider with a strategic focus on the Asian market, including China, through ABL Chicago, and were also engaged in the distribution of pharmaceutical products in China through Hupan Pharmaceutical. On February 12, 2026, we transferred the operations of ABL Chicago to an unrelated third party, which obtained operational control and substantially all economic interests associated with the business. Following the transfer, we ceased substantive involvement in ABL Chicago’s operations. Accordingly, the operations of ABL Chicago were classified as discontinued operations in our condensed consolidated financial statements. The disposal represents a strategic shift in our business operations and allows management to further streamline resources and focus on the development and expansion of our pharmaceutical distribution business.

Our continuing operations are focused on the distribution of pharmaceutical products in China through Hupan Pharmaceutical. Revenue from continuing pharmaceutical operations was primarily derived from infusion products, specialty prescription drugs, and medical nutrition products. We procure products from manufacturers, store the products at designated warehouses, and distribute them to hospitals, distributors and other healthcare providers, primarily through agents. The Company operates within a highly regulated healthcare environment and generates revenue through sales to distributors, hospitals, and clinics.

The Company continually evaluates potential opportunities to expand and diversify its business operations. Smart Reserve Holding LTD and Smart Reserve Inc were formed in connection with the Company’s preliminary evaluation of potential opportunities relating to digital asset business activities. As of the date of this report, the Company has not commenced any such business and has not adopted any concrete operational plan relating thereto. Any future expansion initiatives may be affected by factors including market conditions, capital availability, regulatory developments, operational execution, technological requirements, and management resources.

The Company’s results of operations for the period reflect the performance of its continuing pharmaceutical distribution business, and accordingly, prior period results have been recast to present the disposed business as discontinued operations where applicable. Management evaluates the performance of the continuing operations based on revenue growth, gross margin, operating efficiency, and working capital.

Key Factors Affecting Our Results of Operations

We believe the most significant factors that affect our business and results of operations include the following:

Regulatory Environment in China

The pharmaceutical industry in China is subject to extensive government regulation, including pricing controls, tendering processes, and reimbursement policies. Government initiatives, such as centralized procurement programs and healthcare reforms, may affect product pricing, sales volumes, and margin levels.

Supplier and Manufacturer Relationships

The Company relies on relationships with pharmaceutical manufacturers and suppliers for product sourcing. Changes in supply terms, pricing arrangements, or product availability may impact revenue and gross margins.

Customer Concentration and Hospital Demand

A significant portion of the Company’s sales is generated from hospitals and large distributors. Purchasing patterns, tender cycles, and changes in hospital demand or procurement policies can lead to fluctuations in revenue. During the nine months ended March 31, 2026, we have generated revenue from the distribution of pharmaceutical products from 59 customers, of which, four customers took over 10% of the revenue.

Pricing Pressure and Competition

The Company operates in a competitive market with pressure from both domestic and international pharmaceutical distributors. Competitive pricing dynamics and participation in government bidding processes may compress margins.

Product types and composition

During the nine months ended March 31, 2026, the pharmaceutical products we distribute mainly consist of infusion drugs, specialty foods, and therapeutic drugs. The profitability level of different products varies, and the proportion of various products affects our gross profit level.

Accounts receivable collection

The current payment term provided by us to our main customers is between 60-90 days; while the payment term from the supplier is 60 days. There is also a situation of prepaying payment to the supplier. If the accounts receivable cannot be collected in a timely manner or there are identifiable uncollectible balances, our cash flow in operating activities may be negatively affected.

Foreign Currency Fluctuations

As the Company operates primarily in China while reporting in United States Dollar (“USD”), fluctuations in foreign exchange rates, particularly between the Renminbi and the reporting currency, may impact reported revenue and profitability.

Key Components of Results of Operations

Revenues. We generate revenues primarily from the distribution of pharmaceutical and medical products since December 2024. We order from the manufacturer, receive and carry the products at a designated warehouse, and deliver the products to the customers’ warehouses or designated locations.

Cost of Revenues. Our cost of revenues from the distribution of pharmaceutical and medical products comprises cost of pharmaceutical products from manufacturers, less discount and rebate.

Selling Expenses. Our selling expenses primarily include salaries expense, advertising expenses, marketing expense of a system, entertainment expenses and traveling expense of sales team engaged in developing potential customers and maintaining customer relationships and transportation cost for selling pharmaceutical products.

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

Other Income. Our other income primarily consists of interest income in connection with a third-party loan.

Interest Expenses. Our interest expenses primarily consist of the interest expenses incurred for convertible debts and other loans.

Income Tax Expenses. Our income tax expenses consist primarily of PRC enterprise income tax.

Results of Operations

Continuing Operation

Our continuing operations are focused on the distribution of pharmaceutical products in China. Revenue from continuing pharmaceutical operations was primarily derived from infusion products, specialty prescription drugs, and medical nutrition products. The Company operates within a highly regulated healthcare environment and generates revenue through sales to hospitals through agent, and other healthcare providers.

Discontinued Operation

ABL Chicago is a U.S.-based integrated cross-border supply chain solution provider with a strategic focus on the Asian market including China. We primarily provide customized cross-border ocean freight solutions and airfreight solutions in the U.S. that specifically cater to our customers’ requirements and needs in transporting goods into the U.S. We offer a wide variety of integrated services under our cross-border ocean freight solutions and cross-border airfreight solutions, including (i) cross-border freight consolidation and forwarding services, (ii) customs clearance services, (iii) warehousing and distribution services and (iv) U.S. domestic ground transportation services.

On February 12, 2026, the sale of 100% of the issued and outstanding shares of ABL Chicago was duly approved and adopted by the Company’s shareholders. Accordingly, the Company consummated the transfer of the ABL Chicago business. Immediately prior to the Transaction, the Company forgave $3,402,808 of amounts due from The Company recorded a gain on the sale of the ABL Chicago business in the amount of $2,556,315 as follows:

Cash consideration for sale of ABL Chicago	$1

Less: book value of assets sold:
Cash	167,536
Accounts receivable – third parties, net	1,078,847
Accounts receivable – related party, net	358,246
Prepaid expenses and other as sets	337,616
Other receivable – related parties	1,141,959
Loan receivable – related parties	386,541
Contract assets	43,365
Investment in other entity	15,741
Property and equipment, net	132,366
Right of use operating lease assets, net	1,697,873
Right of use financing lease assets, net	71,692
Net book value of assets sold	5,431,782

Add: Liabilities assumed by buyer
Accounts payable– third parties	1,907,730
Accounts payable– related party	153,353
Accrued expenses and other liabilities	794,091
Obligations under operating leases	2,150,449
Obligations under financing leases	92,323
Tax payable	79,825
Other loan payable	2,243,159
Due to a related party	260,144
Due to shareholder	182,846
Amounts due to ultimate holding company	3,402,808
Loan payable to related party	124,176
Total liabilities assumed	11,390,904

Less: Amounts due from ABL Chicago	3,402,808

Gain on Sale of ABL Chicago	$2,556,315

The following table summarizes the results of condensed consolidated statements of operations and comprehensive income (loss) for the three months and nine months ended March 31, 2026 and 2025 in U.S. dollars.

	Nine Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$5,108,387	$715,362	$1,327,733	$497,276
Cost of revenue	2,333,460	240,966	348,194	119,175
Gross profit	2,774,927	474,396	979,539	378,101

Operating expenses:
Selling expenses	1,804,797	158,117	711,553	103,629
General and administrative expenses	3,883,166	1,803,479	1,697,915	603,979
Provision of allowance for expected credit loss on accounts receivable	133,772	-	84,261	-
Provision of allowance for expected credit loss on loan receivable	350,000	-	62,000	-
Total operating expenses	6,171,735	1,961,596	2,555,729	707,608

Loss from operations	(3,396,808)	(1,487,200)	(1,576,190)	(329,507)

Other income (expense)
Other income, net	203,918	16,733	103,705	11,682
Interest expense	(149,355)	(40,541)	(26,733)	(40,541)
Total other income (expense)	54,563	(23,808)	76,972	(28,859)

Loss before income taxes	(3,342,245)	(1,511,008)	(1,499,218)	(358,366)
Income tax expense	110,632	18,594	29,593	18,594
Net loss from continuing operations	(3,452,877)	(1,529,602)	(1,528,811)	(376,960)

Income (loss) from discontinued operation, net of tax provision:
Loss from discontinued operation before the sale of ABL Chicago	(1,901,927)	(2,823,421)	(885,096)	(693,836)
Gain on sale of ABL Chicago	2,556,315	-	2,556,315	-
Net income (loss) from discontinued operation	654,388	(2,823,421)	1,671,219	(693,836)

NET (LOSS) INCOME	(2,798,489)	(4,353,023)	142,408	(1,070,796)

Other comprehensive income (loss):
Foreign currency translation income (loss)	393,103	(8,603)	188,125	3,583
Comprehensive income (loss) attributable to the Company	$(2,405,386)	$(4,361,626)	$330,533	$(1,067,213)

For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table summarizes our consolidated results of operations and percentages of certain items in relation to total revenues for the three months ended March 31, 2026 and 2025, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the three months ended March 31,
	2026		2025
	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue	$1,327,733	100.0%	$497,276	100.0%	$830,457	167.0%
Cost of revenue	348,194	26.2%	119,175	24.0%	229,019	192.2%
Gross profit	$979,539	73.8%	$378,101	76.0%	$601,438	159.1%

Revenues

Revenue from the distribution of pharmaceutical products increased by approximately $0.8 million, or 167.0%, from approximately $0.5 million for the three months ended March 31, 2025 to approximately $1.3 million for the three months ended March 31, 2026. This increase was primarily attributable to the continued expansion of our pharmaceutical distribution business, which commenced operations in December 2024, and reflects the early-stage growth trajectory of this segment.

The growth in revenue was mainly driven by increased sales of infusion products, which accounted for approximately 99% and 93% of total pharmaceutical distribution revenue for the three months ended March 31, 2026 and 2025, respectively. Revenue from infusion products increased by approximately $0.9 million period over period, reflecting both higher sales volume and broader market penetration.

A key contributor to this increase was the expansion of the Company’s customer base, with the number of active customers increasing from 4 to 12 during the period. This growth was supported by the Company’s dedicated sales team, which has focused on developing new customer relationships, enhancing engagement with existing customers, and participating in hospital and distributor procurement processes. As a result, the Company experienced increased order volumes and improved sales coverage across its target market.

Cost of Revenues and Gross Profit

Cost of revenue from the distribution of pharmaceutical products increased by approximately $0.2 million, or 192.2%, from approximately $0.1 million for the three months ended March 31, 2025 to approximately $0.3 million for the three months ended March 31, 2026. The increase was primarily driven by higher sales volume, consistent with the significant growth in revenue during the period as the Company continued to expand its pharmaceutical distribution operations.

Despite the increase in revenue, gross profit margin decreased from approximately 76.0% for the three months ended March 31, 2025 to approximately 73.8% for the three months ended March 31, 2026. The decline in gross margin was primarily attributable to changes in supplier incentives, specifically a reduction in purchase rebates offered by suppliers in the current period compared to the prior-year period. In the prior-year period, higher proportion of purchase rebates received from suppliers, which contributed to an elevated gross margin during the initial phase of operations. Gross margin without purchase rebate was 43.3% and 41.6% for the three months ended March 31, 2026 and 2025, respectively.

Selling Expenses

Our selling expenses amounted to approximately $0.7 million for the three months ended March 31, 2026, compared to approximately $0.1 million for the same period in 2025. The increase was primarily driven by the salaries for our sales team, marketing expense of a system, entertainment expenses and the advertising expense amounted to approximately $0.6 million, both of which were incurred in connection with the launch of our new pharmaceutical distribution service during the year.

General and Administrative Expenses

Our general and administrative expenses increased by approximately $1.1 million, or 181.1%, from approximately $0.6 million for the three months ended March 31, 2025, to approximately $1.7 million for the three months ended March 31, 2026. The increase was primarily attributable to an approximately $1.2 million increase in professional fees, partially offset by an approximately $0.1 million decrease in salaries and insurance expenses.

Our professional fees increased by approximately $1.2 million, or 598.5%, from approximately $0.2 million for the three months ended March 31, 2025, to approximately $1.4 million for the three months ended March 31, 2026. Our professional fee represented 84.5% and 34.0% of our total general and administrative expenses for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to advisory and consulting expenses strategic planning initiatives. These costs included external support for market assessments, financial and operational due diligence, and the development of long-term strategic plans to guide future growth.

Other Income, net

Our other income, net increased by $92,023, or 787.7%, from $11,682 for the three months ended March 31, 2025, to $103,705 for the three months ended March 31, 2026. The increase was primarily due to increase in interest income of $77,713 in connection with a third-party loan.

Interest Expenses

Our interest expenses decreased by $13,808, or 34.1%, from $40,541 for the three months ended March 31, 2025, to $26,733 for the three months ended March 31, 2026.

Loss Before Income Taxes

We had a net loss before income taxes of approximately $1.5 million and approximately $0.4 million for the three months ended March 31, 2026 and 2025, respectively. We were in a loss position before income taxes for the three months ended March 31, 2026, primarily attributable to the net effects of: (i) the rise in operating expenses, which was partly offset by an increase in gross profit due to the new business segment for the three months ended March 31, 2026 as mentioned above.

Income Tax Expense

We had income tax expense of $29,593 and $18,594 for the three months ended March 31, 2026 and 2025. A current income tax provision of $84,954 was recognized for a subsidiary with net assessable income while no current income tax provision was recognized for subsidiaries in net operating loss for the three months ended March 31, 2026.

Based on management’s assessment of future taxable income, the Company determined that it was no longer more likely than not that sufficient future taxable income would be available to utilize the deferred tax benefits. As a result, the Company recorded a full valuation allowance against its DTAs and did not recognize any deferred tax assets. We recognized a deferred income tax credit of $27,069 due to credit loss allowance and amortization of intangible assets, and a deferred income tax credit of $28,292 due to expected sales return, resulting in a net income tax credit of $55,361 for the three months ended March 31, 2026.

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

Net loss from continuing operation

As a result of the foregoing, we had a net loss of approximately $1.5 million and approximately $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

Result of Discontinued Operation

Net income (loss) from discontinued operations for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue	$1,346,238	$3,305,864	$(1,959,626)	(59.3)%
Cost of revenue	1,660,135	2,968,114	(1,307,979)	(44.1)%
Operating expenses	496,212	1,082,426	(586,214)	(54.2)%
Loss from operation	(810,109)	(744,676)	(65,433)	8.8%
Gain on sale of ABL Chicago	2,556,315	-	2,556,315	100.0%
Other (expense) income, net	(74,987)	50,840	(125,827)	(247.5)%
Income (loss) from discontinued operations, net of tax provision	$1,671,219	$(693,836)	$2,365,055	(340.9)%

We recognized income from discontinued operations, net of tax, of approximately $1.7 million during the three months ended March 31, 2026, compared to loss from discontinued operations, net of tax, of approximately $0.7 million during the three months ended March 31, 2025, representing an increase of approximately $2.4 million. The income from discontinued operations of approximately $1.7 million for the three months ended March 31, 2026 is comprised of a gain on the sale of the ABL Chicago business of approximately $2.6 million, offset by an operational loss of approximately $0.8 million. The operational loss includes an approximately $0.8 million loss from business activities for the 43-day period ended February 12, 2026.

For the Nine Months Ended March 31, 2026 Compared to the Nine Months Ended March 31, 2025

The following table summarizes our consolidated results of operations and percentages of certain items in relation to total revenues for the nine months ended March 31, 2026 and 2025, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the nine months ended March 31,
	2026		2025
	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue	$5,108,387	100.0%	$715,362	100.0%	$4,393,025	614.1%
Cost of revenue	2,333,460	45.7%	240,966	33.7%	2,092,494	868.4%
Gross profit	$2,774,927	54.3%	$474,396	66.3%	$2,300,531	484.9%

Revenues

Revenue from the distribution of pharmaceutical products increased by approximately $4.4 million, or 614.1%, from approximately $0.7 million for the nine months ended March 31, 2025 to approximately $5.1 million for the nine months ended March 31, 2026. This increase was primarily attributable to the continued expansion of our pharmaceutical distribution business, which commenced operations in December 2024, and reflects the early-stage growth trajectory of this segment.

The growth in revenue was mainly driven by increased sales of infusion products, which accounted for approximately 93% and 95% of total pharmaceutical distribution revenue for the nine months ended March 31, 2026 and 2025, respectively. Revenue from infusion products increased by approximately $4.1 million period over period, reflecting both higher sales volume and broader market penetration.

A key contributor to this increase was the expansion of the Company’s customer base, with the number of active customers increasing from 8 to 14 during the period. This growth was supported by the Company’s dedicated sales team, which has focused on developing new customer relationships, enhancing engagement with existing customers, and participating in hospital and distributor procurement processes. As a result, the Company experienced increased order volumes and improved sales coverage across its target market.

Cost of Revenues and Gross Profit

Cost of revenue from the distribution of pharmaceutical products increased by approximately $2.1 million, or 868.4%, from approximately $0.2 million for the nine months ended March 31, 2025 to approximately $2.3 million for the nine months ended March 31, 2026. The increase was primarily driven by higher sales volume, consistent with the significant growth in revenue during the period as the Company continued to expand its pharmaceutical distribution operations.

Despite the increase in revenue, gross profit margin decreased from approximately 66.3% for the nine months ended March 31, 2025 to approximately 54.3% for the nine months ended March 31, 2026. The decline in gross margin was primarily attributable to changes in supplier incentives, specifically a reduction in purchase rebates offered by suppliers in the current period compared to the prior-year period. In the prior-year period, higher proportion of purchase rebates received from suppliers, which contributed to an elevated gross margin during the initial phase of operations.

Selling Expenses

Our selling expenses amounted to approximately $1.8 million for the nine months ended March 31, 2026, compared to approximately $0.2 million for the same period in 2025. The increase was primarily attributable to the additional salaries for our sales team of approximately $0.4 million, system-related marketing expenses of approximately $0.3 million, and increased entertainment expense of approximately $0.1 million and advertising expense of approximately $0.7 million incurred in connection with the launch of our pharmaceutical distribution service.

General and Administrative Expenses

Our general and administrative expenses increased by approximately $2.1 million, or 115.3%, from approximately $1.8 million for the nine months ended March 31, 2025, to approximately $3.9 million for the nine months ended March 31, 2026. The increase was mainly due to an increase in our professional expense.

Our professional fees increased by approximately $2.0 million, or 261.6%, from approximately $0.8 million for the nine months ended March 31, 2025, to approximately $2.7 million for the nine months ended March 31, 2026. Our professional fee represented 70.0% and 41.7% of our total general and administrative expenses for the nine months ended March 31, 2026 and 2025, respectively. The increase was primarily due to advisory and consulting expenses for strategic planning initiatives. These costs included external support for market assessments, financial and operational due diligence, and the development of long-term strategic plans to guide future growth.

Other Income, net

Our other income, net, increased by $187,185, or 1,118.7%, from $16,733 for the nine months ended March 31, 2025, to $203,918 for the nine months ended March 31, 2026. The increase was primarily due to an increase in interest income in connection with a third-party loan.

Interest Expenses

Our interest expenses increased by $108,814, or 268.4%, from $40,541 for the nine months ended March 31, 2025, to $149,355 for the nine months ended March 31, 2026. The increase in interest expense was mainly due to interest expense in connection with the convertible note.

Loss Before Income Taxes

We had a net loss before income taxes of approximately $3.3 million and approximately $1.5 million for the nine months ended March 31, 2026 and 2025, respectively. We were in a loss position before income taxes for the nine months ended March 31, 2026, primarily attributable to the net effects of: (i) the rise in operating expenses, which was partly offset by an increase in gross profit due to the new business segment for the nine months ended March 31, 2026 as mentioned above.

Income Tax Expense

We had income tax expenses of $110,632 and $18,594 for the nine months ended March 31, 2026 and 2025, respectively. A current income tax provision of $189,487 was recognized for a subsidiary with net assessable income while no current income tax provision was recognized for subsidiaries in net operating loss for the nine months ended March 31, 2026.

Based on management’s assessment of future taxable income, the Company determined that it was no longer more likely than not that sufficient future taxable income would be available to utilize the deferred tax benefits. As a result, the Company recorded a full valuation allowance against its DTAs and did not recognize any deferred tax assets. We recognized a deferred income tax credit of $50,563 due to credit loss allowance and amortization of intangible assets, and a deferred income tax credit of $28,292 due to expected sales return, resulting in a net income tax credit of $78,855 for the nine months ended March 31, 2026.

A current income tax provision of $26,608 was recognized for a subsidiary with net assessable income while no current income tax provision was recognized for subsidiaries in net operating loss for the nine months ended March 31, 2025. We recognized a deferred income tax credit of $8,014 due to amortization of intangible assets, resulting in a net income tax expense of $18,594 for the nine months ended March 31, 2025.

Net loss from continuing operation

As a result of the foregoing, we had a net loss of approximately $3.5 million and approximately $1.5 million for the nine months ended March 31, 2026 and 2025, respectively.

Result of Discontinued Operation

Net income (loss) from discontinued operations for the nine months ended March 31, 2026 and 2025 is as follows:

	Nine Months Ended March 31,
	2026	2025	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue	$10,678,106	$10,764,921	$(86,815)	(0.8)%
Cost of revenue	9,768,331	10,043,158	(274,827)	(2.7)%
Operating expenses	2,661,614	3,633,941	(972,327)	(26.8)%
Loss from operation	(1,751,839)	(2,912,178)	1,160,339	(39.8)%
Gain on sale of ABL Chicago	2,556,315	-	2,556,315	100.0%
Other (expense) income, net	(150,088)	178,338	(328,426)	(184.2)%
Net income (loss) from discontinued operations, before tax	654,388	(2,733,840)	3,388,228	(123.9)%
Income tax	-	89,581	(89,581)	(100.0)%
Income (loss) from discontinued operations, net of tax provision	$654,388	$(2,823,421)	$3,477,809	$(123.2)%

We recognized income from discontinued operations, net of tax, of approximately $0.7 million during the nine months ended March 31, 2026, compared to loss from discontinued operations, net of tax, of approximately $2.8 million during the nine months ended March 31, 2025, representing an increase of approximately $3.5 million. The income from discontinued operations, net of tax, for the nine months ended March 31, 2026 is comprised of a gain on the sale of the ABL Chicago business of approximately $2.6 million, offset by an operational loss of approximately $1.9 million. The operational loss includes an approximately $1.8 million loss from business activities for the 226-day period ended February 12, 2026.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital from continuing operations as of March 31, 2026 and June 30, 2025, respectively:

	As of March 31, 2026	As of June 30, 2025
Current assets	$17,045,662	$10,278,926
Current liabilities	$3,990,869	$9,666,053
Working capital Surplus	$13,054,793	$612,873

As of March 31, 2026, we had a cash balance of approximately $1.3 million. Our current assets were approximately $17.0 million, and our current liabilities were approximately $4.0 million, resulting in a current ratio of 4.3 and working capital surplus of approximately $13.1 million. Total stockholders’ equity as of March 31, 2026 was approximately $13.6 million.

As of March 31, 2026 and June 30, 2025, we had accounts receivable net of allowance of approximately $1.9 million and approximately $1.4 million, respectively. We periodically review our accounts receivable and allowance level to ensure our methodology for determining allowances is reasonable and to accrue additional allowances if necessary. For accounts receivable as of March 31, 2026 and June 30, 2025, we provided a credit loss allowance of $171,180 and $33,039, respectively.

As of March 31, 2026, our liquidity position is significantly influenced by a material loan receivable from an unaffiliated third party. The gross principal balance is governed by a loan agreement dated July 3, 2025, bearing interest at 4.35% per annum with a maturity date of July 3, 2026.

As of March 31, 2026, the carrying value of this receivable was approximately $8.7 million, net of an allowance for credit losses of approximately $0.35 million. This net balance represents 49.0% of our total current assets, constituting a significant concentration of credit risk.

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

Cash Flows

The following table sets forth a summary of our cash flows from continuing operations for the periods indicated:

	For the Nine Months Ended March 31,
	2026	2025
Net cash used in operating activities - continuing operations	$(3,041,062)	$(979,735)
Net cash used in investing activities - continuing operations	(8,497,511)	(1,147,422)
Net cash provided by financing activities - continuing operations	7,770,045	5,790,999
Net cash used in discontinued operation	(213,857)	(2,279,749)
Effect of exchange rate changes on cash	326,631	(8,386)
Net (decrease) increase in cash	(3,655,754)	1,375,707
Cash, beginning of the period	4,956,060	123,550
Cash, end of the period	1,300,306	1,499,257
Less: cash and cash equivalents of discontinued operations	-	241,867
Cash, end of the period for continuing operations	$1,300,306	$1,257,390

Operating Activities - continuing operations

Net cash used in operating activities was $3,041,062 in the nine months ended March 31, 2026, primarily reflecting a net loss from continuing operations of $3,452,877, adjusted for non-cash items of $2,626,615 and changes in working capital deficits of $2,214,800. The non-cash items primarily included $87,881 straight-line lease expense related to operating leases, $2,089,460 stock-based compensation for consulting expenses, $37,919 depreciation, $109,753 amortization of discount and bond issuance cost, $64,112 amortization of intangible assets, $177,765 interest income from a third party loan, $350,000 from provision of allowance for expected credit loss on loan receivable, $133,772 from provision of allowance for expected credit loss on accounts receivable and a decrease of $78,855 from deferred tax liabilities. The adjustments for changes in working capital mainly included an increase of $517,421 in accounts receivable due to an increase of revenues near period end, an increase of $2,926,217 in prepayment, deposit and other receivable and a payment of $70,171 for operating lease liabilities, partially offset by an increase of $38,079 in accounts payable, a decrease of $65,152 in note receivable, an increase of $162,204 in refund liabilities, an increase of $185,250 in tax payable, and an increase of $846,065 in accrued liabilities and other payables and a decrease in inventory of $74,510.

Net cash used in operating activities was $979,735 for the nine months ended March 31, 2025, including net loss from continuing operations of $1,529,602, adjusted for non-cash items for $109,895 and changes in working capital surplus of $439,972. The non-cash items primarily included $51,805 straight-line lease expense of operating leases, $5,152 depreciation expense, $32,056 amortization of intangible asset, $40,541 interest expense of convertible notes, $11,645 uncollected interest income from a third-party loan and a decrease of $8,014 from deferred tax asset. The adjustments for changes in working capital mainly included an increase of $807,540 in accrued expense and other payable, an increase of $299,114 in accounts payable and an increase of $42,168 in contract liabilities, partially offset by an increase of $337,288 in accounts receivable, an increase of $216,538 in inventories, an increase of $100,923 in prepayment, deposit and other receivable and a decrease of $80,709 in operating lease liabilities.

The $2,061,327 increase in cash used in operating activities for the nine months ended March 31, 2026, compared to the prior year, was primarily due to an increase in advance deposits of $2,825,294 to suppliers.

Investing Activities - continuing operations

Net cash used in investing activities was $8,497,511 and $1,147,422 for the nine months ended March 31, 2026 and 2025, respectively. Net cash used in investing activities for the nine months ended March 31, 2026, was primarily attributable to loans of $8,497,511 to a third party. The cash used in the same period of last year was primarily attributable to net cash payments of $552,721 for intangible assets through the acquisition of 100% equity interest in Hupan Pharmaceutical and a loan of $561,901 to a third party.

Financing Activities - continuing operations

Net cash provided by financing activities was $7,770,045 and $5,790,999 for the nine months ended March 31, 2026 and 2025. The increase was primarily due to proceeds from private placement of financing activities compared with the prior period. During the nine months ended March 31, 2026, we generated cash inflows from private placements of $8,236,231, which were partially offset by $432,948 in principal repayments of convertible debt. During the nine months ended March 31, 2025, we had due to the net proceeds of $5,351,281 from the offering and net proceeds of $755,512 from issuance of convertible note and advances of $276,365 from Hupan Pharmaceutical prior to acquisition, partly offset by repayment of $592,159 to shareholders, during the nine months ended March 31, 2025.

Cash Flows from Discontinued Operations

Cash flows from discontinued operations are associated with the disposal of ABL Chicago. Cash used in operations of approximately $1.4 million and approximately $1.2 million for nine months ended March 31, 2026 and 2025. Net loss of ABL Chicago were the primary components of operating cash flows for nine months ended March 31, 2026 and 2025. Cash used in investing activities of approximately $0.1 million for nine months ended March 31, 2025, which is related to capital expenditures. Cash provided by financing activities of approximately $1.3 million for nine months ended March 31, 2026 due to loan borrowing. Cash used in financing activities of approximately $1.0 million for nine months ended March 31, 2025 due to advances to related parties. See Note 15. “Discontinued Operations” to our condensed consolidated financial statements for additional information.

Capital Expenditure

Our capital expenditures are incurred primarily in connection with the purchase of fixed assets, including machinery and equipment, furniture and fixtures, leasehold improvement and vehicles. Our capital expenditures amounted to nil and $32,800 for the nine months ended March 31, 2026 and 2025, respectively.

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

Critical accounting estimates are estimates that require us to make assumptions about matters that were highly uncertain at the time the accounting estimate were made and if different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely occur from period to period, have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. The management of the Company believes the following critical accounting estimate is the most significantly affected by judgments and assumptions used in the preparation of our consolidated financial statements.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued, see Note 2 - Summary Of Significant Accounting Policies in the note of financial statement.

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

Based upon this evaluation, our management concluded that as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 15, 2026, the Company and an unaffiliated third-party purchaser (the “Purchaser”) entered into a share purchase agreement (the “Share Purchase Agreement”), pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, 100% of the issued and outstanding shares of American Bear Logistics Corp. The transaction was previously described in the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 30, 2026 (File No. 001-42140) and approved by the Company’s shareholders at the 2026 Annual Meeting of Stockholders held on February 12, 2026, the results of which were reported in the Company’s Current Report on Form 8-K filed on February 18, 2026 (File No. 001-42140). The transactions contemplated by the Share Purchase Agreement were consummated on May 16, 2026. The Share Purchase Agreement is filed as Exhibit 10.19 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
3.3	Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on May 14, 2024).
4.2	Form of Convertible Promissory Notes (incorporated by reference of Exhibit 4.1 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
4.3	Form of Common Stock Purchase Warrant (incorporated by reference of Exhibit 4.2 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.2	Form of Employment Agreement between the Registrant and Executive Officers (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.3	Lease Agreement, effective as of February 16, 2021, between American Bear Logistics Corp. and Prologis Targeted U.S. Logistics Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.4	Southlake Business Park Office/Warehouse Lease Agreement, dated as of January 11, 2021, between American Bear Logistics Corp. and Southlake Industrial, L.P. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
10.5	Lease Agreement, effective as of March 12, 2024, between American Bear Logistics Corp. and Morris Clifton Associates I, LLC (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K (File No. 001-42140), filed with the SEC on September 30, 2024).
10.6	Lease Agreement, effective as of July 18, 2024, between American Bear Logistics Corp. and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.7 to the annual report on Form 10-K (File No. 001-42140), filed with the SEC on September 30, 2024).

10.7	First Amendment to Lease Agreement, effective as of August 11, 2024, between American Bear Logistics Corp. and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q (File No. 001-42140), filed with the SEC on November 14, 2024).
10.8	English Translation of the Equity Transfer Agreement, dated November 5, 2024, entered into among Hubei Haoyaoshi Zhenghe Pharmacy Chain Co., Ltd, Hubei Huayao Pharmaceutical Co., Ltd., and Sichuan Hupan Jincheng Enterprise Management Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on November 8, 2024).
10.9	Form of Securities Purchase Agreement, by and between the Investor and Company (incorporated by reference of Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.10	Form of Security Agreement, by and between the Investor and the Company (incorporated by reference of Exhibit 10.2 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.11	Form of Guarantee Agreement, by and between the Investor and ABL (incorporated by reference of Exhibit 10.3 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.12	Form of Pledge Agreement, by and between the Investor and Company Form of Guarantee Agreement, by and between the Investor and ABL (incorporated by reference of Exhibit 10.4 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.13	Form of Registration Rights Agreement, by and between the Investor and Company (incorporated by reference of Exhibit 10.5 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025)
10.14	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With certain investors (incorporated herein by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140) filed with the SEC on June 25, 2025)
10.15	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With certain investors (incorporated herein by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140) filed with the SEC on July 22, 2025, which was further revised on August 11, 2025)
10.16	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With certain investors (incorporated herein by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140) filed with the SEC on August 8, 2025)
10.17	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With certain investors (incorporated herein by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140) filed with the SEC on December 19, 2025)
10.18	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With certain investors (incorporated herein by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140) filed with the SEC on January 5, 2026)
10.19+	Share Purchase Agreement dated May 15, 2026, by and between the Company and a third party individual
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1#	Section 1350 Certifications of Principal Executive Officer.
32.2#	Section 1350 Certifications of Principal Financial Officer.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Certain portions of this exhibit have been redacted in accordance with Item 601(a)(6) of Regulation S-K.

#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeside Holding Limited

Dated: May 19, 2026	By:	/s/ Yang Li
Yang Li
Joint Chief Executive Officer (Principal Executive Officer)