Form 10-K
period 2026-06-30
Quanome Technologies, Inc.
filed 2026-09-25
CIK 1996192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File Number. 001-42140

Quanome Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-1978491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112W 34th St, FL 18, Room 18022

New York, NY 10120

(Address of principal executive offices, including zip code)

(778) 888-7232

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value US$0.0001 per share	QNME	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on December 31, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was $30,640,528.

As of September 22, 2026, the Registrant had 34,427,559 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

As used in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to:

●	“ABL” or “ABL Chicago” refers to American Bear Logistics Corp., an Illinois corporation and formerly a wholly owned subsidiary of Quanome, the disposal of which was completed on February 12, 2026;

●	“AI” refers to artificial intelligence;

●	“API” refers to application programming interface;

●	“China” or the “PRC” refers to the People’s Republic of China, including the Hong Kong Special Administrative Region and the Macau Special Administrative Region; provided, however, that because Hong Kong and Macau have separate legal systems, references to PRC laws and regulations and legal or regulatory matters relating to our operations in the PRC refer to those applicable to our operations in mainland China, unless otherwise specified;

●	“compute capacity” means computing resources made available for processing, inference or other computational workloads, including resources provided through servers, GPUs and related infrastructure;

●	“GPU” means graphics processing unit;

●	“Hupan Pharmaceutical” refers to Hupan Pharmaceutical (Hubei) Co., Ltd., a PRC limited liability company in China and a wholly owned subsidiary of Sichuan Hupan;

●	“model” or “AI model” refers to an artificial intelligence or machine-learning model deployed or used in connection with the AI compute capacity or managed inference services;

●	“Quanome,” “the Company,” “we,” “us,” and “our” refer to Quanome Technologies, Inc., formerly known as Lakeside Holding Limited, together with its consolidated subsidiaries;

●	“Quantum Nexus” refers to Quantum Nexus Technologies Ltd., a Cayman Islands company incorporated on May 15, 2026 and a subsidiary of Quanome;

●	“RMB” and “Renminbi” refer to the legal currency of China;

●	“Sichuan Hupan” refers to Sichuan Hupan Jincheng Enterprise Management Co., Ltd., a PRC limited liability company in China and a wholly owned subsidiary of Quanome;

●	“upstream providers” refers to third-party suppliers, data center operators, hosting providers, hardware vendors, software providers and other service providers supporting the Company’s AI computing infrastructure or related services, if any;

●	“US$,” “U.S. dollars,” “$,” and “dollars” refer to the legal currency of the United States; and

●	“XDT” refers to XDT Infrastructure I, LLC, a Delaware limited liability company incorporated on September 10, 2026, and an indirect subsidiary of Quanome.

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

●

the impact of, and potential challenges in complying with, laws and regulations of the jurisdictions in which we operate, including export control, economic sanctions, data protection, cybersecurity and other requirements applicable to our developing AI compute capacity, managed inference and quantum-related activities, particularly given the possibility of differing or conflicting laws and regulations, or the application or interpretation thereof, across such jurisdictions;

●	uncertainties regarding our ability to develop, commercialize and generate revenue from our AI compute capacity, managed inference and quantum-related activities, including our ability to attract customers and establish commercially viable service offerings;

●	our ability to obtain, deploy and maintain sufficient GPUs, servers, data center capacity and other computing resources on acceptable terms, including through third-party suppliers and infrastructure providers;

●	changes in export control or other regulatory requirements that could restrict our ability to acquire, deploy or provide access to advanced computing equipment, software, technology or services to particular customers, users or jurisdictions;

●	uncertainties relating to the performance, compatibility, availability and reliability of the hardware, software, AI models and other technologies used in connection with our AI-related activities;

●	failure to protect intellectual property rights or allegations that we have infringed on the intellectual property rights of others;

●	the failure to retain, attract and develop experienced and qualified personnel;

●	the effects of natural or man-made disasters;

●	any system or network disruption or breach resulting in operational interruption or improper disclosure of confidential, personal, or proprietary data, and resulting liabilities or damage to our reputation;

●	our ability to develop, implement, update and enhance new technology;

●	the actions taken by third parties that perform aspects of our business operations and client services; and

●	our ability to continue, and the costs and risks associated with, growing and developing our business, and entering into new lines of business or products.

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

PART I

Item 1. Business.

Overview

Our business currently consists of three principal areas of focus: (i) our established, revenue-generating pharmaceutical distribution operations through Hupan Pharmaceutical; (ii) our recently initiated strategic focus on quantum-related and certain other advanced technology activities, which remains in the development and evaluation stage and has not generated revenue as of the date of this report; and (iii) our recently initiated efforts to provide dedicated AI compute capacity and managed inference services, which remain in the preliminary stage and have not resulted in executed customer contracts or generated revenue as of the date of this report.

Prior to February 12, 2026, in addition to engaging in the distribution of pharmaceutical products through Hupan Pharmaceutical, we also operated as a U.S.-based integrated cross-border supply chain solutions provider with a strategic focus on the Asian market. On February 12, 2026, we transferred the operations of ABL Chicago to an unrelated third party, which obtained operational control and substantially all economic interests associated with the business. Following the transfer, we ceased substantive involvement in ABL Chicago’s cross-border freight forwarding and logistics business.

Our revenue from continuing pharmaceutical operations was primarily derived from selling infusion products, foods for special medical purposes, and specialty pharmaceuticals to hospitals, pharmaceutical distributors and other healthcare providers.

The Company is evaluating opportunities to reposition its business from traditional pharmaceutical distribution services toward quantum-related technologies and applications, including those involving quantum computing, artificial intelligence, advanced simulation and intelligent systems. The Company intends to conduct these activities through its subsidiary, Quantum Nexus. As part of this strategic initiative, the Company is evaluating and developing computational capabilities through Quantum Nexus that may have applications across various industries, including therapeutic discovery, healthcare, advanced materials, energy and cybersecurity. The Company may also pursue collaborations, acquisitions or other strategic transactions involving technology providers, laboratories, research teams and other parties engaged in these or related fields. As of the date of this report, the Company has not entered into any definitive agreement with respect to any such transaction, and there can be no assurance that any transaction will be consummated or, if consummated, as to its timing or terms. As of the date of this report, the Company has not generated any revenue from these activities.

To align with this strategic direction, effective August 3, 2026, the Company changed its corporate name from Lakeside Holding Limited to Quanome Technologies, Inc. Beginning with the opening of trading on August 4, 2026, the Company’s common stock began trading on the Nasdaq Capital Market under the Company’s new corporate name and the new ticker symbol “QNME.”

In addition to our initiatives in quantum-related technologies and applications, the Company is actively exploring the deployment of dedicated AI compute and inference capabilities. Beginning in September 2026, the Company, through its indirectly wholly owned subsidiary, XDT Infrastructure I, LLC, a Delaware limited liability company (“XDT”), commenced activities relating to the provision of artificial intelligence compute capacity and managed inference services. Under this business model, the Company’s subsidiary procures, owns and operates servers and related computing infrastructure for its own account, and makes capacity on that infrastructure available to customers as a service. Capacity allocated to a customer is logically and operationally segregated from capacity allocated to other customers, with the level of segregation depending on the applicable customer arrangement. Customers may specify the artificial intelligence models to be deployed on the capacity allocated to them, subject to technical compatibility, licensing and other applicable requirements, as well as the Company’s operation of the underlying infrastructure. XDT’s role is primarily to provide and operate the underlying computing infrastructure and managed inference environment. As of the date of this report, the Company does not plan to develop or train proprietary AI models and does not use customer-provided content to train models unless separately authorized by the applicable customer.

Our Solutions and Services

Pharmaceutical Distribution

Subsequent to the disposal of ABL Chicago, substantially all of our business is operated through Hupan Pharmaceutical. Our current operations are positioned in the midstream segment of the pharmaceutical industrial ecosystem, operating between upstream pharmaceutical manufacturers and downstream medical end customers. We do not manufacture the products that we distribute. We source products from multiple manufacturers and suppliers, and distribute them primarily to hospitals, pharmaceutical distributors and other healthcare providers. Our principal product categories currently include infusion products, foods for special medical purposes, and specialty pharmaceuticals.

Our distribution activities generally involve identifying products suitable for our customer base, coordinating procurement from manufacturers and suppliers, arranging orders and facilitating delivery through logistics and warehousing service providers. Our ability to conduct these activities depends on our relationships with manufacturers, suppliers, agents, customers and other service providers involved in the distribution process.

We conduct sales primarily through agents who assist with customer development, order coordination and ongoing customer relationships. Our sales process may involve hospital procurement procedures, distributor purchase orders, government or regional bidding programs and other applicable procurement arrangements. During the fiscal year ended June 30, 2026, we recognized revenue from more than 60 customers, approximately four of whom accounted for more than 10% of our total revenue each.

Changes in procurement prices, bidding cycles, hospital demand, government price controls, healthcare reforms, and product availability may lead to fluctuations in our revenue and gross profit margins. In addition, market price competition and participation in government procurement programs may compress profit margins. Because profitability varies among our product categories, adjusting the revenue mix of our product offerings may partially offset such margin pressure.

Meanwhile, we expect to capture additional business growth opportunities and access new business segments in response to industry developments, such as population aging, increased sales volume of innovative and biologic drugs, rising demand for hospital supply, processing and distribution services, expansion of primary medical institutions and direct-to-patient specialty pharmacies, growing demand for professional pharmaceutical logistics services, and consolidation in the pharmaceutical distribution industry. Our ability to pursue these opportunities will depend on, among other factors, customer demand, regulatory requirements, supplier relationships, available capital and our operational capabilities.

Competition

The pharmaceutical distribution industry in China is competitive, with participants operating across the upstream, midstream and downstream segments of the pharmaceutical supply chain. We may compete with national and regional pharmaceutical distributors, wholesalers, specialized distribution and logistics service providers and other companies offering similar products or services. Competition is generally based on factors including product availability and breadth, pricing, supplier and customer relationships, access to hospitals and other healthcare institutions, geographic coverage, procurement and bidding capabilities, logistics and fulfillment capabilities, regulatory qualifications, financial resources, service quality and reputation. Certain competitors may have greater financial resources, broader distribution networks, stronger purchasing power or more established supplier and customer relationships than we do. Our ability to compete depends on, among other things, our ability to maintain relationships with suppliers and customers, secure suitable products on commercially acceptable terms, provide reliable services and respond to changes in market demand and applicable healthcare and procurement policies.

Sales and Marketing

We market and sell products primarily through our sales personnel and agents, who are responsible for customer development, order coordination and maintaining relationships with existing and prospective customers. Our sales and marketing efforts are focused on maintaining long-term relationships with existing customers, understanding their product and procurement needs, identifying potential new customers and expanding sales opportunities within our existing customer base.

Seasonality

We have not experienced material seasonality in our pharmaceutical distribution business, although our results may fluctuate from period to period due to procurement cycles, customer demand, product availability and other factors.

AI Compute Capacity and Managed Inference Services

Beginning in September 2026, the Company, through its indirectly wholly owned subsidiary, XDT Infrastructure I, LLC, a Delaware limited liability company, commenced activities relating to the provision of artificial intelligence compute capacity and managed inference services. These activities remain in an early stage and have not resulted in executed customer contracts or generated revenue as of the date of this report.

Under this business model, the Company’s subsidiary procures, owns and operates servers and related computing infrastructure for its own account, and makes capacity on that infrastructure available to customers as a service. Capacity allocated to a customer is logically and operationally segregated from capacity allocated to other customers, with the level of segregation depending on the applicable customer arrangement. Customers may specify the artificial intelligence models to be deployed on the capacity allocated to them, which may include customer-provided or appropriately licensed third-party models, subject to technical compatibility, licensing and other applicable requirements, while XDT operates the underlying computing infrastructure and managed inference environment.

The Company’s current business model is generally structured around infrastructure capacity. XDT manages the underlying servers, hardware environment and related operational infrastructure, deploys or supports deployment of customer-selected models, and makes the resulting inference capacity available to customers through a managed application programming interface, or API. Customers are generally entitled to the outputs generated by the capacity allocated to them during the applicable service period.

The Company’s principal service commitment under this model is focused on the availability and operation of the dedicated computing infrastructure rather than a guaranteed amount of token output, throughput or latency. Actual token generation and inference performance may vary depending on a number of factors, including the hardware configuration, model architecture, model size, software stack, customer workload, networking conditions and other technical factors. Accordingly, the Company does not currently intend to guarantee a specified quantity of tokens or a particular level of model performance unless otherwise expressly agreed with a customer.

The Company expects this business to generate revenue primarily through fees for compute capacity and related managed infrastructure services, which may include server operation, hosting, model deployment support, API access, monitoring and related technical services. The Company may in the future expand the scope of these services to include additional model optimization, inference management, software orchestration or other AI infrastructure services, depending on customer demand and the availability of suitable computing resources. As of the date of this report, the Company does not plan to develop or train proprietary AI models and does not use customer-provided content to train models unless separately authorized by the applicable customer.

Depending on the applicable customer arrangement and the infrastructure available from upstream providers, customer workloads may be deployed either on dedicated capacity with physical segregation or on shared infrastructure with logical segregation. In a dedicated configuration, the computing resources allocated to a customer may be deployed on dedicated nodes, GPUs and local storage, and may also be housed in dedicated racks or cages with separate network and storage resources and applicable physical access controls. In a shared configuration, customer workloads may operate on shared underlying hardware but are segregated through measures such as separate credentials, resource quotas, logging and defined storage scopes. The applicable segregation model is determined by the relevant customer agreement and available infrastructure arrangements. The use of dedicated or physically segregated infrastructure does not affect ownership of customer data, which remains with the applicable customer.

As of the date of this annual report, the Company has entered into an agreement to purchase 32 servers designed for high-performance artificial intelligence computing workloads. The Company has not yet generated any revenue from this business and has no executed customer contract as of the date of this annual report. The Company is evaluating customer opportunities, negotiating capacity arrangements, and expanding its technical team and infrastructure capabilities. The business remains at an early stage, and there can be no assurance that the Company will be able to scale these operations, secure sufficient computing resources, attract customers or generate meaningful revenue from this business.

Initiatives in Quantum-Related Technologies and Applications

Starting in the second half of 2026, through our wholly owned subsidiary, Quantum Nexus, we began evaluating opportunities involving the implementation of our quantum application strategy by leveraging third-party technology and development resources to evaluate and develop quantum-related and certain other advanced technology activities across various industries. These activities remain in the development and evaluation stage.

In August 2026, we announced the establishment of our Global Quantum Council and Scientific Advisory Network as part of our broader strategy to expand our access to scientific and technical expertise and identify potential opportunities involving quantum science and related advanced technologies. Through these advisory platforms, we intend to deepen our understanding of emerging technologies, support scientific evaluation and explore potential research collaborations, strategic partnerships, commercial initiatives and investment opportunities. We have begun identifying potential subject matter experts in these areas and expect to formalize certain relationships over time. The Global Quantum Council and Scientific Advisory Network are advisory initiatives and do not, by themselves, constitute separate operating businesses.

As of the date of this report, we have not generated any revenue from these activities. We will continue to assess the technologies, potential use cases, market opportunities and resources that may be required to pursue this strategy. There can be no assurance that our evaluation and development efforts will result in a commercially viable business, product or service.

Our Operations in the PRC

As of the date of this report, substantially all of our business is operated through Hupan Pharmaceutical, our operating subsidiary in the PRC, which is wholly owned by Sichuan Hupan, our intermediate holding company in the PRC. Such structure involves unique legal and operational risks to investors in our common stock. In particular, the PRC government has significant authority to exert influence on the ability of a company with substantive operations in the PRC, such as us, to conduct its business, accept foreign investments or list on a U.S. or other foreign exchanges. For example, we face risks associated with regulatory approvals of offshore offerings, anti-monopoly regulatory actions, and oversight on cybersecurity and data privacy. Such risks could result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer our common stock to investors and cause the value of such common stock to significantly decline or become worthless.

The PRC government has significant oversight over the conduct of our PRC business, and its laws, regulations and policies may intervene or influence our operations at any time, which could result in a material change in our operations and in the value of the securities we are registering, and could cause the value of our securities to significantly decline or become worthless. The PRC government has recently published new policies that affected certain industries with respect to matters such as cybersecurity, data privacy, antitrust and competition, foreign investments, and overseas listings, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC regulatory authorities have recently issued new laws and regulations to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in PRC-based companies. Any such action, once taken by the PRC regulatory authorities, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Our ability to transfer cash within our corporate group and to distribute earnings to our shareholders is subject to applicable PRC laws and regulations governing foreign exchange and cross-border remittances. As a Nevada holding company, we may rely on dividends and other distributions from Hupan Pharmaceutical to fund our operations, satisfy our cash and financing requirements and make distributions to our shareholders. The ability of Hupan Pharmaceutical to make such distributions may also be subject to restrictions under applicable debt arrangements, if any. Accordingly, our ability to transfer funds from our PRC subsidiary to Quanome or to U.S. investors may be limited.

We are subject to a number of prohibitions, restrictions and potential delisting risks under the HFCAA. Pursuant to the HFCAA and related regulations, if we have filed an audit report issued by a registered public accounting firm that the PCAOB has determined that it is unable to inspect and investigate completely, the SEC will identify us as a “Commission-identified Issuer,” and the trading of our securities on any U.S. national securities exchange, as well as any over-the-counter trading in the United States, will be prohibited if we are identified as a Commission-identified Issuer for two consecutive years. Our independent registered public accounting firm is headquartered in Denver, Colorado, and has been inspected by the PCAOB on a regular basis. Notwithstanding the foregoing, in the future, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China to the PCAOB for inspection or investigation, you may be deprived of the benefits of such inspection which could result in limitation or restrictions on our access to the U.S. capital markets and trading of our securities.

Cash Transfer and Dividend Distribution

Quanome may transfer cash to its PRC and Cayman Islands subsidiaries through capital contributions, intra-group loans and other permissible arrangements. In particular, Quanome may transfer funds to Sichuan Hupan, our wholly owned intermediate holding company in the PRC, which may in turn transfer such funds to Hupan Pharmaceutical, our PRC operating subsidiary, through capital contributions, intra-group loans or other permissible arrangements to fund Hupan Pharmaceutical’s operations and working capital needs. Cash may also be transferred through our organization by way of intra-group transactions to pay for services or goods provided, subject to applicable laws and regulations. If Hupan Pharmaceutical realizes accumulated after-tax profits, it may, upon satisfaction of applicable statutory conditions and procedures, pay dividends or make other distributions to Sichuan Hupan as its shareholder. Sichuan Hupan may, in turn, subject to applicable PRC laws and foreign exchange requirements, pay dividends or make other distributions to Quanome. Similarly, our Cayman Islands subsidiaries may, subject to applicable laws and the availability of legally distributable funds, make dividends or other distributions to Quanome. With legally available funds, Quanome may pay dividends or make other distributions to its stockholders, including U.S. investors and service any debt it may have incurred.

As of the date of this report, Quanome has provided approximately US$12.7 million in aggregate funding to its PRC subsidiaries. A portion of such funding was retained by Sichuan Hupan, and a portion was transferred to Hupan Pharmaceutical, in each case to support the daily operations and working capital needs of the PRC subsidiaries. Quanome has not transferred any cash to its Cayman Islands subsidiaries. As of the date of this report, other than the cash funding described above, no assets were transferred between Quanome and any of its subsidiaries. No subsidiaries paid any dividends or made any other distributions to Quanome, and Quanome did not pay any dividends or make any other distributions to its stockholders, including U.S. investors. Quanome and its subsidiaries currently do not maintain a formal cash management policy governing transfers of funds within the organization.

Under PRC laws and regulations, we are subject to restrictions on foreign exchange and cross-border cash transfers, including to U.S. investors. Our ability to distribute earnings to Quanome and U.S. investors is also limited. Quanome is a Nevada holding company, and it may rely on dividends and other distributions on equity paid by its PRC subsidiaries for its cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to its shareholders and service any debt it may incur. When the PRC subsidiaries incur debt on their own behalf, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to Quanome. Under PRC laws and regulations, the PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a PRC company is required to set aside at least 10% of its after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. At its discretion, a PRC company may allocate a portion of its after-tax profits based on PRC accounting standards to a staff welfare and bonus fund. These reserve fund and staff welfare and bonus fund cannot be distributed to Quanome as dividends. In addition, our PRC operating subsidiary generate its revenue primarily in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of the PRC subsidiaries to pay dividends to Quanome.

Employees

Our people are key to our success. As of June 30, 2026, we had a total workforce of 27 full-time employees across various functions. On occasion, we engage independent contractors to support our efforts. None of our employees are represented by labor unions or work under any collective bargaining agreements. We have not experienced any work stoppages, and we believe that our employee relations are strong.

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

Government Regulations

As a company with business operations in the United States and China, subsidiaries organized in other jurisdictions, including the Cayman Islands, and potential customers, suppliers, service providers and other counterparties located in various countries and regions, our operations are substantially governed by applicable U.S. federal and state laws and regulations and applicable PRC laws and regulations, and may also be subject to the laws and regulations of other jurisdictions depending on the nature and location of the relevant activities and counterparties. We are required to obtain certain licenses, permits and approvals from the relevant governmental authorities in order to operate our business, including, where applicable, licenses and approvals relating to the distribution of pharmaceutical products in China, such as the Pharmaceutical Operation License. Our developing artificial intelligence infrastructure and managed inference activities may also be subject to U.S. export control, sanctions, data protection, cybersecurity and other regulatory requirements, depending on the technologies involved, the jurisdictions and industries of our customers, suppliers and other counterparties, and the applicable end users and end uses. To the extent material to our understanding, as of the date of this report, we believe that we have obtained all licenses, permits and approvals from the relevant governmental authorities necessary for our existing business operations in the jurisdictions in which we currently conduct material operations. Given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, and the promulgation of new laws and regulations and amendment to the existing ones, we may be required to obtain additional licenses, permits, registrations, filings or approvals for our business operations in the future. We cannot assure you that we will be able to obtain, in a timely manner or at all, or maintain such licenses, permits or approvals, and we or the affiliated entities may also inadvertently conclude that such permissions or approvals are not required. Any lack of or failure to maintain requisite approvals, licenses or permits applicable to us or the affiliated entities may have a material adverse impact on our business, results of operations, financial condition and prospects and cause the value of any securities we offer to significantly decline or become worthless.

This section provides an overview of the key regulations and legal considerations that we believe are material to an understanding of our current business. To the extent material to our understanding, we do not believe any current governmental regulations impose material restraints on our business operations as of the date of this annual report. We further acknowledge that, in the course of our operations, we are committed to complying with applicable laws and regulations in the jurisdictions in which we operate, including applicable data protection laws and regulations that govern the privacy and security of the data we handle.

Permissions Required for Our PRC Operations

As of the date of this report, we believe Hupan Pharmaceutical has obtained all of the material licenses, permits, filings and qualifications required for its current business operations. Each such license, permit, filing, and qualification remains in full force and effect, and none has been denied, revoked, suspended or, to our knowledge, is subject to any pending revocation or suspension proceeding. These licenses, permits and filings include the business license (营业执照), the Drug Business License (药品经营许可证), the Medical Device Business License (医疗器械经营许可证), the Class II Medical Device Business Filing Certificate (第二类医疗器械经营备案凭证) and the Food Business License (食品经营许可证), among others. Sichuan Hupan holds a business license and, as an intermediate holding company that does not conduct operating activities, is not required to hold additional operating licenses or permits. Our subsidiaries do not develop, manufacture or hold marketing authorization for any of the products they distribute; accordingly, drug registration certificates, drug marketing authorization holder status and drug manufacturing licenses are held by, and remain the responsibility of, the manufacturers and marketing authorization holders from which they source. Given the changes and developments of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, we or our subsidiaries may be required to obtain additional licenses, permits or approvals or complete additional filings for business operations in the future, including if we expand the range of products we distribute or the geographic scope of our operations. If any of our subsidiaries is found to be in violation of any existing or future laws or regulations, or fails to obtain or maintain any of the required permits or approvals in a timely manner, or at all, the competent regulatory authorities would have discretion to take action regarding such violations or failures.

PRC Cybersecurity Review

On December 28, 2021, the CAC and 12 other PRC government authorities jointly published the amended Cybersecurity Review Measures, which came into effect on February 15, 2022. The final Cybersecurity Review Measures provide that a “network platform operator” that possesses personal information of more than one million users and seeks a listing in a foreign country must apply for a cybersecurity review. Further, the competent PRC governmental authorities have the authority to initiate a cybersecurity review even without a specific application against a company if they determine certain network products, services or data processing activities of such company affect or may affect national security.

As of the date of this report, neither we nor any of our PRC subsidiaries has been notified by any PRC regulatory authority that it is a “critical information infrastructure operator,” a “network platform operator” or a “data processor” subject to cybersecurity review, and neither we nor any of our PRC subsidiaries has applied for or been required to apply for a cybersecurity review. We do not believe that Hupan Pharmaceutical is required to apply for a cybersecurity review in connection with any future offering under this registration statement or supplements because it is not a network platform operator and has not processed, and does not expect in the foreseeable future to process, the personal information of more than one million users. No cybersecurity review has been applied for and denied. This conclusion is subject to uncertainty as to how the Cybersecurity Review Measures and the Regulation on Network Data Security Management (the “Network Data Regulations”) will be interpreted and enforced.

CSRC Filing Requirements

The Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, together with five supporting guidelines, promulgated by the CSRC, became effective on March 31, 2023 (the “Trial Measures”). Under the Trial Measures, PRC domestic companies that seek to offer and list securities in overseas markets, directly or indirectly, are required to complete a filing procedure with the CSRC and report relevant information.

Under the Trial Measures, an overseas offering and listing by an issuer is deemed an indirect overseas offering and listing by a PRC domestic company where both of the following conditions are met: (i) 50% or more of any of the issuer's operating revenue, total profit, total assets or net assets, as reflected in its audited consolidated financial statements for the most recently completed fiscal year, is attributable to PRC domestic companies; and (ii) the principal parts of the issuer's business activities are conducted in mainland China, its principal place of business is located in mainland China, or the majority of the senior management personnel responsible for its business operations are PRC citizens or have their usual places of residence in mainland China. The second condition is satisfied if any one of its three limbs is met.

As of the date of this annual report, based on our current business operations, financial position and management structure, we do not believe that we are subject to the CSRC filing requirements under the Trial Measures. However, if we continue to maintain operations in mainland China, we will reassess the applicability of these requirements in connection with any future overseas securities offering. Other than the governmental permissions and licenses required for our PRC subsidiaries as described above, we do not currently believe that we are required to obtain any additional permissions or approvals from the CSRC, the CAC or any other PRC governmental authority in connection with our current operations. We have obtained all requisite permissions and approvals from, and completed all necessary filings with, the competent PRC authorities that are explicitly required under currently effective PRC laws, regulations and rules, and no such permission, approval or filing has been denied.

If we or our PRC subsidiaries (i) fail to obtain or maintain any required permission or approval, (ii) inadvertently conclude that a permission, approval or filing is not required, or (iii) become subject to additional regulatory requirements as a result of changes in our business operations, applicable laws, regulations or their interpretation, we may be unable to satisfy such requirements in a timely manner or at all, and any permission or approval previously obtained may be rescinded. In such circumstances, we and our PRC subsidiaries could be subject to fines, monetary penalties, orders to rectify, warnings, confiscation of income, suspension or revocation of licenses, restrictions or suspension of operations, and other regulatory, civil or criminal liabilities.

We could also face delays or restrictions in completing future overseas securities offerings, be required to delist our securities from a U.S. exchange, or be prohibited from offering securities to foreign investors. Any of these outcomes could materially and adversely affect our operations, financial condition and the value of our securities, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause the value of our securities to significantly decline or become worthless.

Regulatory Requirements on PRC Foreign Exchange and Cross-Border Transfers

Capital contributions to PRC subsidiaries that are foreign-invested enterprises may be subject to applicable corporate registration, foreign exchange registration and other procedures with the relevant PRC authorities or qualified banks. Loans by an offshore parent to its PRC subsidiaries may constitute foreign debt under PRC law and are subject to applicable statutory limits, foreign exchange registration and other requirements. Accordingly, if our PRC subsidiaries require additional funding from us in the future, including funding derived from the proceeds of any offering under this registration statement, our ability to provide such funding may depend on our completion of applicable registrations, filings and other procedures under PRC law.

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

Regulations Relating to Data Protection and Security

Across our various business lines, including pharmaceutical distribution, healthcare, artificial intelligence infrastructure and other technology-related activities, data protection, cybersecurity and information governance have become increasingly important regulatory considerations. Our current operations are primarily conducted in mainland China, and our collection, use, storage, transfer and other processing of personal information may be subject to applicable PRC data protection, cybersecurity and data security laws and regulations. See “—PRC Cybersecurity Review.”

As our business expands into additional jurisdictions or involves customers, suppliers, service providers or other counterparties located outside China, we may also become subject to data protection and privacy requirements in those jurisdictions. Depending on the nature and geographic scope of our activities, other privacy and data protection laws may also apply. For example, the General Data Protection Regulation (the “GDPR”) may require covered businesses to provide specified notices regarding the processing of personal data, establish a lawful basis for such processing, implement appropriate data protection and security measures, and honor certain rights of individuals, including rights of access, correction and deletion. In certain circumstances, the GDPR may also impose restrictions or additional requirements on transfers of personal data outside the European Economic Area. As another example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), imposes obligations on covered businesses that collect or process personal information of California residents and provides consumers with rights relating to access, deletion, correction, use and disclosure of sensitive personal information, and the sale or sharing of personal information. The CCPA also imposes requirements relating to privacy notices, data minimization, purpose limitation and the handling of consumer requests, and certain covered businesses may be subject to additional cybersecurity audit, risk assessment and automated decisionmaking requirements under implementing regulations.

Regulations Relating to Distribution of Pharmaceutical Products in China

According to the “Regulations on the Supervision and Administration of the Quality of Pharmaceutical Operation and Use” implemented by the State Administration for Market Regulation of China in January 2024, the entity which is engaged in pharmaceutical wholesale or retail activities within the territory of the People’s Republic of China should obtain the Pharmaceutical Operation License. The local departments of the National Medical Products Administration pharmaceutical and the State Administration for Market shall supervise the daily operation of those entities through regular and casual inspections. Those inspections are aiming at the whether the purchase, storage, sales and other operating activities of the pharmaceutical selling entities are compliant with the related regulations. In August 2025, Hubei Pharmaceutical passed an on-site inspection from Hubei Administration for Market.

Regulations Relating to Quantum Computing and Artificial Intelligence

Our emerging quantum-related and certain other advanced technology activities may be conducted through Quantum Nexus, our Cayman Islands subsidiary, and our AI-related activities are conducted through our U.S. subsidiaries. These activities may be subject to various laws and regulations applicable to technology companies, depending on the nature and location of the activities conducted. These may include laws and regulations relating to data privacy and security, intellectual property, consumer protection, cybersecurity, export controls and restrictions on the transfer or use of certain technologies. The applicability of particular requirements may depend on multiple factors, including the types of technologies or applications involved, the categories of information collected or processed, the location from which such information is collected, the location of users or other data subjects, the jurisdictions in which the relevant activities are conducted, and the industries in which the technologies are deployed.

Because our quantum-related and certain other advanced technology activities remain in the development and evaluation stage, and our AI compute capacity and managed inference services are at an early stage of development and have not yet generated customer revenue, we do not currently believe that such activities require any material governmental licenses or approvals beyond those generally applicable to our operations. However, as we further develop or commercialize technologies or applications, enter into collaborations, collect or process additional categories of information, or expand into new industries or jurisdictions, including through Quantum Nexus, we may become subject to additional U.S. federal, state, foreign or other regulatory requirements. Compliance with such requirements could increase our costs, restrict certain activities or require us to modify our technologies, data practices, business arrangements or proposed commercial activities.

We intend to evaluate applicable regulatory requirements in light of the specific jurisdictions, customer requirements and use cases involved as commercial relationships are established. In addition, as we further develop or commercialize quantum-related technologies or applications, expand our AI infrastructure and managed inference services, enter into collaborations, collect or process additional categories of information, or expand into new industries or jurisdictions, we may become subject to additional U.S. federal, state, foreign or other regulatory requirements. Compliance with such requirements could increase our costs, restrict certain activities or require us to modify our technologies, data practices, business arrangements or proposed commercial activities.

Regulations Relating to Export Controls and Trade Compliance

Our artificial intelligence infrastructure business involves the procurement, ownership and operation of high-performance computing equipment, including servers incorporating advanced graphics processing units, or GPUs. Certain of these items, as well as related software and technology, may be subject to U.S. export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS.

Depending on the classification of the applicable hardware, software or technology, the location, nationality or ownership of the customer or end user, the destination of the relevant equipment or services, the intended end use and other transaction-specific factors, certain exports, reexports, transfers or other transactions involving advanced computing items may require a license, license exception, authorization, certification, customer or end-user diligence, recordkeeping or other compliance measures. These requirements may also affect our ability to provide access to computing capacity to certain customers outside the United States or to customers whose ownership, ultimate parent, end users or intended uses present heightened export-control concerns.

As we develop this business, we expect to evaluate applicable export-control requirements on a transaction-by-transaction basis, including the classification of relevant equipment, customer and beneficial ownership information, end-user and end-use restrictions, geographic location and any applicable licensing or authorization requirements. We may also be required to obtain or maintain information or certifications from customers, suppliers or other parties in our supply chain in order to support such compliance.

U.S. export-control requirements applicable to advanced computing and artificial intelligence technologies continue to evolve. Changes in these requirements, or the imposition, denial or delay of any required license or authorization, could restrict the customers, jurisdictions or uses we are able to serve, delay deployment of equipment, increase compliance costs or require us to modify our commercial arrangements, customer screening procedures or operations.

Corporate Information

Quanome Technologies, Inc. (formerly Lakeside Holding Limited) was incorporated under the laws of the State of Nevada on August 28, 2023. On July 31, 2026, Quanome filed with the Secretary of State of the State of Nevada a Certificate of Amendment to change its name from “Lakeside Holding Limited” to “Quanome Technologies, Inc.” (the “Name Change Amendment”). The Name Change Amendment became effective at 5:00 p.m. Eastern Time on August 3, 2026. Beginning with the opening of trading on August 4, 2026, the Company’s common stock began trading on The Nasdaq Capital Market under the Company’s new corporate name, Quanome Technologies, Inc., and the new ticker symbol “QNME” (the “Symbol Change”). The CUSIP number for the Company’s common stock did not change in connection with the Name Change Amendment or the Symbol Change.

Hupan Pharmaceutical and Sichuan Hupan Jincheng Enterprise Management Co., Ltd (“Sichuan Hupan”) was incorporated in the People’s Republic of China on November 21, 2024 and July 10, 2024, respectively. Smart Reserve Holding LTD, Smart Reserve Inc and Quantum Nexus Technologies Ltd. were incorporated in the Cayman Islands on September 16, 2025, September 25, 2025 and May 15, 2026, respectively. XDT, Inc., XDT US HoldCo, LLC, XDT Infrastructure I, LLC, and XDT Infrastructure II, LLC were incorporated in the State of Delaware on September 10, 2026. Quanome Technologies, Inc. (formerly Lakeside Holding Limited) is a holding company, and Hupan Pharmaceutical, Smart Reserve Holding LTD, Smart Reserve Inc, Quantum Nexus Technologies Ltd., XDT Infrastructure I, LLC, and XDT Infrastructure II, LLC are our operating subsidiaries through which all of our business is conducted. Our principal executive office is located at 112W 34th St, FL 18, Room 18022, New York, NY 10120, and our telephone number is (778) 888-7232.

Available Information

Our website address is https://quanometech.com. The information on, or that can be accessed through, our websites is not part of this report and is not incorporated by reference herein. We have included our website address as inactive textual reference only.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information required under this item. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

Risks Related to Our Business and Development

Our pharmaceutical distribution business depends on our relationships with manufacturers, suppliers and other business partners and our ability to maintain an adequate supply of products.

We rely on pharmaceutical manufacturers, suppliers, agents, logistics providers and other third parties to obtain and distribute the products we sell. Our ability to maintain or expand our pharmaceutical distribution business depends in part on maintaining these relationships and obtaining products on commercially acceptable terms. We may experience interruptions or changes in product supply as a result of manufacturing constraints, changes in supplier relationships, product shortages, regulatory actions, changes in pricing or commercial terms, logistics disruptions or other factors beyond our control. If we are unable to obtain sufficient quantities of products, maintain important supplier relationships or secure alternative sources on acceptable terms, our ability to satisfy customer demand and our revenue and profitability could be adversely affected.

We face competition and changes in customer demand, procurement practices and pricing that could adversely affect our revenue and profitability.

The pharmaceutical distribution industry in China is competitive, and we compete with national and regional pharmaceutical distributors, wholesalers and other companies offering similar products and services. Certain competitors may have greater financial resources, broader product portfolios and distribution networks, stronger purchasing power or more established relationships with manufacturers, hospitals and other customers. In addition, our results may be affected by changes in hospital and customer demand, procurement and bidding cycles, government or regional procurement programs, competitive pricing and changes in our product mix. We may also depend on significant customers for a portion of our revenue, and the loss or reduction of purchases by such customers could adversely affect our results. If we are unable to maintain customer relationships, compete effectively, participate successfully in applicable procurement processes or manage pricing and margin pressure, our business, financial condition and results of operations could be materially and adversely affected.

We may not be successful in expanding into new business areas or markets, and such expansion may expose us to additional operational, regulatory and execution risks.

Our current operating business is primarily focused on pharmaceutical distribution through Hupan Pharmaceutical. We continue to evaluate opportunities to expand and diversify our business, including into areas in which we have limited or no prior operating experience. As part of these initiatives, we expect to develop computational capabilities through Quantum Nexus that may have applications in therapeutic discovery, and we may pursue collaborations, acquisitions or other strategic transactions involving laboratories and research teams engaged in therapeutic discovery and clinical research. We have not generated any revenue from these activities and, as of the date of this report, have not entered into any definitive agreement with respect to any such transaction.

Our ability to successfully enter and develop these or other new business areas is uncertain. We may lack relevant industry experience, technical capabilities, personnel, customer relationships or regulatory expertise, and we may be unable to identify or successfully complete suitable collaborations, acquisitions or other strategic transactions. Any expansion may require significant capital and management resources and may expose us to additional regulatory, technological, competitive and operational risks. There can be no assurance that any such initiative will be successfully implemented, generate revenue or achieve profitability. If we are unable to successfully execute our expansion or diversification initiatives, our business, financial condition, results of operations and prospects could be materially adversely affected.

Our long-term growth and competitiveness are highly dependent on our ability to control costs.

Our ability to grow our business and improve profitability depends in part on our ability to effectively manage operating costs while maintaining the quality and reliability of our products and services. In addition, our evaluation and potential development of new business initiatives may require substantial additional expenditures before generating any revenue, if at all. Such initiatives may require investments in technology, specialized personnel, research capabilities, professional services, regulatory compliance and infrastructure, and we may not be able to accurately estimate or control these costs.

If our operating expenses increase more rapidly than our revenues, if we are unable to achieve expected efficiencies, or if we incur significant costs in connection with new business initiatives that do not result in commercially successful operations, our margins, liquidity, financial condition and results of operations could be materially adversely affected.

Any failure to obtain or maintain requisite approvals, licenses, permits or other regulatory authorizations applicable to our business could materially adversely affect our business, financial condition and results of operations.

Our current pharmaceutical distribution and related activities are subject to various licensing, permitting, filing and other regulatory requirements in the jurisdictions in which we operate. We are required to obtain and maintain applicable approvals, licenses and permits and to comply with laws and regulations governing, among other matters, pharmaceutical distribution, product quality, business operations and other related activities. These requirements may change from time to time, and the interpretation or enforcement of applicable laws and regulations may also evolve.

Any expansion into new business areas may subject us to additional regulatory regimes and require additional approvals, licenses, registrations or permits. Because these initiatives remain preliminary, we cannot currently determine the full scope of requirements that may apply. If we fail to obtain or maintain any required authorization, we could face fines, penalties, operational restrictions, increased compliance costs or suspension of operations, any of which could materially adversely affect our business, financial condition and results of operations.

Failure to renew our current leases or locate desirable premises for our facilities, or challenges on the use of certain leased properties by us or our service providers, could materially and adversely affect our business, financial condition and results of operations.

We lease properties used in our pharmaceutical distribution operations, and certain service providers may also lease premises used for storage, transportation or distribution. If we or our service providers are unable to renew existing leases on commercially reasonable terms, we may need to relocate affected operations, resulting in disruption, additional costs or delays. As our business develops, we may also need additional warehousing or distribution capacity, and suitable premises may not be available on acceptable terms or within the required timeframe. Any resulting disruption or increase in occupancy costs could materially adversely affect our business, financial condition and results of operations.

None of our service agreements with our customers is on an exclusive basis.

Our customers may purchase pharmaceutical products or obtain related distributions from other suppliers in addition to or instead of us. Although we have established relationships with certain major customers, there can be no assurance that they will continue to purchase from us at historical levels or at all. Any reduction in purchases by major customers could materially and adversely affect our business, financial condition and results of operations.

We may be subject to potential liability in connection with pending or threatened legal proceedings and other matters, which could adversely affect our business, financial condition or results of operations.

From time to time, we may become a party to various legal or administrative proceedings arising in the ordinary course of our business. We may also be subject to potential liabilities in connection with pending or threatened legal proceedings arising from breach of contract claims and other matters. These proceedings, investigations, claims and complaints could be initiated or asserted under or on the basis of a variety of laws in different jurisdictions, including data protection and privacy laws, trucker or consumer protection laws, labor and employment laws, transportation laws, advertising laws, intellectual property laws, securities laws, tort laws, contract laws and property laws. There is no guarantee that we will be successful in defending ourselves in legal and administrative actions or in asserting our rights under these various laws. If we fail to defend ourselves in these actions, we may be subject to restrictions, fines or penalties that will materially and adversely affect our business, financial condition and results of operations. Even if we are successful in the attempt to defend ourselves in legal and regulatory actions or to assert our rights under various laws and regulations, the process of communicating with relevant regulators, defending ourselves and enforcing our rights against the various parties involved may be expensive and time-consuming. These actions could expose us to negative publicity, substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business.

Our newly launched AI compute and managed inference business is at an early stage and may not develop as expected.

Beginning in September 2026, we commenced activities relating to the provision of artificial intelligence compute capacity and managed inference services through our indirectly owned subsidiary XDT Infrastructure I, LLC. This business is at an early stage, and our operating model, customer base, pricing structure, infrastructure requirements and service capabilities are still developing. We have limited operating history in this area and may encounter difficulties in acquiring and deploying computing resources, attracting and retaining customers, managing technical operations, controlling costs and scaling the business. We may also be required to make significant expenditures before generating meaningful or recurring revenue. If we are unable to successfully develop and commercialize this business, our results of operations and financial condition could be adversely affected.

Our ability to provide AI compute services depends on the availability, performance and cost of specialized computing infrastructure.

Our business depends on access to servers, graphics processing units, networking equipment, hosting capacity and related infrastructure. Specialized computing hardware may be expensive, subject to supply constraints, technological obsolescence or extended procurement lead times. Increases in hardware, hosting, electricity, networking, maintenance or other infrastructure costs could reduce our margins or limit our ability to expand capacity. In addition, hardware failures, shortages of replacement components or delays in deploying additional capacity could affect our ability to serve existing or prospective customers.

Interruptions, failures or security incidents affecting our infrastructure or service providers could disrupt our operations.

Our new service line depends on the continuous availability of servers, data center facilities, power, networking, software systems, APIs and other infrastructure operated by us or third-party service providers. Such infrastructure may be affected by hardware failures, software errors, power outages, network disruptions, cyberattacks, human error, natural disasters or other events. Even where customer environments are physically or logically segregated, a failure affecting underlying infrastructure may interrupt customer access or reduce service availability. Any prolonged or repeated interruption could result in contractual claims, service credits, customer loss and reputational damage.

We may depend on third-party technology, software, models and infrastructure that we do not control.

Our services may rely on third-party hardware, software frameworks, model architectures, APIs, hosting providers or other technology. We may be required to comply with applicable license terms, usage restrictions and technical requirements imposed by such third parties. If a third party modifies or terminates our access to its technology, changes its pricing or licensing terms, experiences service interruptions, or determines that our use is inconsistent with its terms, our ability to provide services to customers may be adversely affected. We may also incur additional costs to replace or modify affected technology.

Our use and deployment of customer-selected artificial intelligence models may expose us to intellectual property, licensing and other legal risks.

Under our current service plan, customers may request that specific artificial intelligence models, software or other technology be deployed on infrastructure allocated to them. We may not independently verify all intellectual property rights, licenses or restrictions applicable to customer-selected models or related software. If a model, dataset, software component or other technology is used without sufficient authorization, we could become involved in intellectual property, contractual or other disputes. We may also face uncertainty regarding ownership or permitted use of model outputs, fine-tuned models, configuration files or other technology generated or modified through our services.

Our business may be subject to evolving export control, sanctions, data protection, cybersecurity and other regulatory requirements, which could restrict our ability to provide AI computing services to certain customers or in certain jurisdictions.

As of the date of this annual report, we have not generated revenue from this new service line, nor have we engaged any customers. We cannot assure you that the future provision of advanced computing infrastructure, artificial intelligence-related services, software and technical access will not subject to export control, sanctions, data protection, cybersecurity and other regulatory requirements in the jurisdictions in which we and our customers operate.

In particular, certain high-performance GPUs, servers incorporating such GPUs, related software and technology, and certain transactions involving advanced computing capabilities are subject to U.S. export controls administered by the U.S. Department of Commerce’s Bureau of Industry and Security. Depending on the applicable hardware or technology, destination, customer, ultimate parent, end user and intended end use, applicable requirements may restrict or prohibit certain transactions, require governmental licenses or other authorizations, or require enhanced customer screening, end-user and end-use diligence, certifications, recordkeeping, technical controls or contractual restrictions. Export-control requirements may also affect our ability to provide remote access to computing capacity or related services to certain customers, users or jurisdictions.

U.S. export-control requirements relating to advanced computing, artificial intelligence and semiconductor technologies have changed significantly in recent years and may continue to change. Such requirements could limit the equipment we are able to deploy, the customers or jurisdictions we are able to serve, the manner in which customers may access or use our computing infrastructure, or our ability to obtain or maintain equipment and services from suppliers. They may also require us to modify customer onboarding, know-your-customer and beneficial ownership procedures, technical access controls, contractual arrangements, or other aspects of our operations. Similar restrictions may arise under applicable sanctions regimes or foreign laws.

Because we have not yet engaged customers for this service line, we have not yet fully evaluated the regulatory requirements that may apply to particular customer arrangements, jurisdictions or use cases. We expect to conduct such assessments based on the location and ownership of the customer and end users, the nature and classification of the applicable equipment or technology, the intended use of the computing capacity and other relevant circumstances. We cannot assure you that required licenses or authorizations, if any, will be available or obtained on acceptable terms or within the required timeframe.

Any failure or perceived failure to comply with applicable export control, sanctions, data protection, cybersecurity or other regulatory requirements could result in governmental investigations, civil or criminal penalties, denial or suspension of export privileges, restrictions on our operations, contractual liability, reputational harm or increased compliance costs. Regulatory requirements relating to artificial intelligence, advanced computing and cross-border technology access continue to evolve, and compliance may require additional screening, technical controls, contractual restrictions and other measures. Failure to comply with applicable requirements could result in penalties, restrictions on our operations or reputational harm.

Rapid technological change could impair the value of our infrastructure and require significant additional investment.

Artificial intelligence hardware, model architectures and inference technologies are evolving rapidly. New generations of processors, networking technologies, model optimization techniques or software frameworks may make our existing infrastructure less competitive or economically efficient. We may need to upgrade, replace or reconfigure hardware and software sooner than anticipated in order to remain competitive. Such investments may be substantial and may not generate sufficient returns before becoming obsolete.

Our emerging quantum- and certain other advanced technology activities may become subject to an evolving and potentially complex regulatory framework, which could increase our costs or restrict our activities.

Our quantum- and certain other advanced technology activities remain in the development and evaluation stage. As we further develop these activities, we may become subject to a variety of U.S. federal and state, foreign and other laws, regulations and governmental policies relating to, among other matters, artificial intelligence, quantum technologies, data privacy and security, cybersecurity, intellectual property, consumer protection, export controls and the transfer or use of certain technologies. The laws and regulations applicable to these activities may depend on a number of factors, including the nature of the technologies and applications we develop or use, the types of information we collect or process, where such information is collected or processed, the location of users or other data subjects, the jurisdictions in which we or our subsidiaries conduct activities, the industries in which our technologies may be applied, and the nature of our relationships with technology providers, research institutions and other collaborators. As a result, the regulatory requirements applicable to our activities may change as our business develops.

Laws, regulations and governmental policies relating to emerging technologies continue to evolve, and their interpretation and application may be uncertain. New or changing requirements could require us to obtain licenses, approvals or other authorizations, modify our technologies or data practices, impose limitations on collaborations or cross-border activities, increase compliance costs or restrict our ability to develop or commercialize certain applications. We may also incorrectly determine that a particular law, regulation or licensing requirement does not apply to us. Any failure to identify or comply with applicable requirements, or any significant change in the regulatory framework applicable to our activities, could delay or limit our development efforts, increase our costs and materially and adversely affect our business, financial condition, results of operations and prospects.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws could adversely affect our business, results of operations, financial condition and reputation.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in the jurisdictions in which we operate or may operate, including the U.S. Foreign Corrupt Practices Act, or the FCPA, to the extent applicable. The FCPA generally prohibits corrupt payments or offers of value to foreign officials for the purpose of obtaining or retaining business and also imposes certain books, records and internal controls requirements. As we evaluate potential expansion into new business areas or jurisdictions, including the possibility of conducting or generating revenue from U.S.-related business activities in the future, we may become subject to additional compliance obligations under U.S. and other applicable laws. Any non-compliance could result in investigations, fines, penalties, remedial measures, legal expenses or reputational harm, which could materially and adversely affect our business, results of operations and financial condition.

If we fail to implement and maintain effective internal control over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the market price of our common stock may be materially and adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Based on management’s evaluation as of June 30, 2026, our internal control over financial reporting was not effective due to material weaknesses relating to (i) inadequate segregation of duties and effective risk assessment and (ii) insufficient written policies and procedures for accounting and financial reporting under U.S. GAAP and SEC requirements.

We are taking steps to remediate these material weaknesses, including hiring additional accounting personnel with U.S. GAAP and SEC reporting experience, implementing formal period-end financial reporting procedures and controls, and enhancing our internal audit function and Sarbanes-Oxley compliance processes. However, the implementation of these measures is ongoing, and we cannot assure you that they will be sufficient to remediate the identified material weaknesses or prevent additional deficiencies in the future.

If we are unable to remediate these material weaknesses or otherwise maintain effective internal control over financial reporting, we may be unable to produce timely and accurate financial statements, investors may lose confidence in our financial reporting, and we may become subject to regulatory scrutiny or additional compliance costs, any of which could materially adversely affect our business, financial condition, results of operations and the market price of our common stock.

Our insurance coverage may not be sufficient, which could expose us to significant costs and business disruptions.

We have obtained or caused relevant counterparties to obtain insurance to cover certain potential risks and liabilities. There can be no assurance that our insurance coverage is sufficient to prevent us from any loss or that we will be able to successfully claim our losses under our current insurance policies on a timely basis, or at all. If we incur any loss that is not covered by our insurance policies, or the compensated amount is significantly less than our actual loss, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Business Operations in the PRC

The PRC government may exert significant influence over our PRC subsidiaries’ operations, which could result in a material change in our operations and/or in the value of the securities we are registering, and could cause the value of our securities to significantly decline or become worthless.

Our operating subsidiary, Hupan Pharmaceutical, is a China-based company and has business operations in the PRC. Accordingly, the PRC government has significant oversight, control and discretion over the conduct of Hupan Pharmaceutical’s business and may intervene or influence our operations at any time. The PRC government has recently published new policies that significantly affected certain industries, and we cannot rule out the possibility that it will in the future do the same regarding Hupan Pharmaceutical’s industry, including policies that could require us to seek permission from the PRC authorities to continue to operate our PRC business.

In February 2023, the China Securities Regulatory Commission (the “CSRC”) released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises (the “Trial Measures”), which came into effect on March 31, 2023. The Trial Measures comprehensively improve and reform the existing regulatory regime for overseas offering and listing of PRC domestic companies’ securities and regulate both direct and indirect overseas offering and listing of PRC domestic companies’ securities by adopting a filing-based regulatory regime.

In February 2023, the CSRC and other PRC governmental authorities jointly issued the Provisions on Strengthening the Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality Provisions”), which came into effect on March 31, 2023. According to the Confidentiality Provisions, PRC domestic companies that directly or indirectly conduct overseas offerings and listings shall strictly abide by the laws and regulations on confidentiality when providing or publicly disclosing, whether directly or through their overseas listed entities, materials to securities services providers. In the event such materials contain state secrets or working secrets of government agencies, PRC domestic companies shall first obtain approval from authorities, and file with the secrecy administrative department at the same level with the approving authority; in the event that such materials, if divulged, will jeopardize national security or public interest, PRC domestic companies shall comply with procedures stipulated by national regulations.

Following the disposition of our U.S. business in February 2026, a substantial majority of our current revenue is derived from its PRC operations. We intend to develop additional business lines through subsidiaries in the Cayman Islands. However, these planned businesses remain subject to development and commercialization risks, and there can be no assurance that we will successfully establish meaningful operations or generate material revenue outside China.

If (i) we mistakenly conclude that certain regulatory filings, permissions and approvals are not required, (ii) applicable laws, regulations, or interpretations change, or (iii) we are required to obtain such filings, permissions or approvals in the future, we may be unable to obtain them in a timely manner, or at all, and such filings, permissions or approvals may be denied or rescinded even if obtained. We may face adverse actions or sanctions by the CSRC or other PRC regulatory agencies if we are unable to comply with such requirements, which may result in fines and penalties, restrictions on our operations, having to delist from a stock exchange outside of China, the halting of securities offerings to foreign investors and/or other actions that could materially and adversely affect our operations.

Any such actions or sanctions, once taken by the PRC government, could significantly limit, delay or hinder our ability to offer or continue to offer securities to investors, could result in a material change in our operations and/or in the value of the securities we are registering, and could cause the value of our securities to significantly decline or become worthless. We currently expect to fund our operations primarily through cash generated from our existing business operations and, as appropriate, through future capital raising activities. To the extent additional capital is required to support the research and development, commercialization or expansion of our planned quantum-enabled artificial intelligence, post-quantum cryptography or other new business initiatives, including any strategic acquisitions or collaborations, our ability to successfully pursue such initiatives may depend in part on our ability to access the capital markets. If governmental actions or regulatory restrictions were to limit, delay or prevent us from conducting future securities offerings, our ability to obtain additional financing could be adversely affected, which could in turn delay or limit the development, commercialization or expansion of our planned new business activities.

Changes in political, economic and other policies of the PRC government could have a material adverse effect on the overall economic growth of the PRC, which could reduce the demand for products offered by Hupan Pharmaceutical, and therefore adversely affect our financial results.

The PRC government has implemented various measures to promote economic development and regulate the allocation of resources. Although some of these measures may benefit the PRC economy generally, they may adversely affect Hupan Pharmaceutical’s medical product wholesale and distribution operations.

Hupan Pharmaceutical’s ability to maintain and grow its business in the PRC depends on a number of factors beyond our control, including macroeconomic and market conditions, demand for medical and healthcare products, changes in healthcare and pharmaceutical distribution policies, product pricing and reimbursement policies, procurement practices, import and export requirements, supply chain conditions, tax policies and the interpretation and enforcement of applicable laws and regulations. Changes in government procurement programs, centralized purchasing policies, distribution licensing requirements or restrictions on the sale, storage, transportation or importation of medical products could affect the products Hupan Pharmaceutical is permitted to distribute, the prices and margins at which it operates, and its ability to maintain relationships with suppliers and customers.

If Hupan Pharmaceutical is unable to adapt to these regulatory, policy or market developments in a timely and effective manner, our results of operations, financial condition and prospects could be materially and adversely affected.

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

The PRC legal system is a civil law system based on written codes and statutes. Unlike the common law system, prior court decisions may be cited as persuasive authority, but have limited precedential value. Since the late 1970s, the PRC government has promulgated a comprehensive system of laws, rules and regulations governing economic matters in general. In particular, as a result of the recency of implementation of certain laws and regulations, the non-precedential nature of court decisions, and the discretion regulators have in interpretation and enforcement of such laws, rules and regulations, the PRC legal system involves significant uncertainties, and can be inconsistent in its implementation, interpretation and enforcement. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we may experience. These uncertainties may impede our ability to enforce our contracts and could materially and adversely affect our business, financial condition and results of operation.

The PRC legal system is based in part on government policies and internal rules which may be amended from time to time with little advance notice and which may not be timely published or otherwise made publicly available. Rules and regulations in China can change quickly, and amendments may in certain circumstances be given retroactive effect. We may not be aware of our violation of these policies and rules until after the occurrence of the violation, and we may be found to be in violation if we fail to adapt to these regulatory developments in a timely and effective manner. Such potential violations, including violations concerning the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations. As a result, sudden or unexpected changes in laws and regulations in the PRC with little advance notice could result in a material change in our operations and/or the value of the securities we are registering for sale, and could cause the value of our securities to significantly decline or become worthless.

Failure to obtain, renew or maintain the licenses, permits and filings required for our business operations, or to comply with the conditions and scope limitations attached to them, could materially and adversely affect our business, financial condition and results of operations.

The distribution of pharmaceuticals, medical devices and foods for special medical purposes in the PRC is a licensed activity, and each of the product categories we distribute is administered under a separate regulatory regime. Hupan Pharmaceutical currently holds a Drug Business License (药品经营许可证), a Medical Device Business License (医疗器械经营许可证), a Class II Medical Device Business Filing Certificate (第二类医疗器械经营备案凭证), and a Food Business License (食品经营许可证), in addition to its business license. Each of these licenses has a term of five years and must be renewed in advance of its expiration in accordance with applicable statutory procedures.

Each license and filing authorizes only the categories of products specified on its face, and in certain cases the mode of operation, the scope of business and the registered premises and storage facilities. If Hupan Pharmaceutical distributes a product outside the authorized scope of the relevant license or filing, changes its premises, warehouses or cold-chain facilities, changes its legal representative or responsible personnel, or otherwise alters particulars recorded on a license or filing without obtaining the required amendment or completing the required updating procedures, it may be found to be in violation of applicable requirements.

We cannot assure you that Hupan Pharmaceutical will be able to renew any of its licenses or filings on a timely basis, on comparable terms, or at all, or that the authorities will not narrow the scope of any license upon renewal. If Hupan Pharmaceutical fails to obtain, renew or maintain any required license, permit or filing, operates outside its authorized scope, or is found to be in violation of applicable requirements, it could be subject to warnings, orders to rectify, fines, confiscation of products and of income derived from the relevant operations, suspension of operations, and suspension or revocation of the relevant license or filing. Because substantially all of our revenue depends on products that may only be distributed under these licenses, the loss, suspension or non-renewal of any one of them, or a narrowing of its authorized scope, could require us to cease distributing an entire product category. In addition, changes in the interpretation or enforcement of applicable requirements, in the risk classification of a medical device Hupan Pharmaceutical distributes, in the licensing items applicable to foods for special medical purposes, or in centralized procurement, tender qualification or product pricing and reimbursement policies could require Hupan Pharmaceutical to obtain additional licenses or complete additional filings, or could restrict the products Hupan Pharmaceutical is permitted to distribute. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

Restrictions on the ability of our PRC subsidiaries to make dividends and other distributions to us could limit our ability to fund our operations and make distributions to shareholders.

We are a Nevada holding company that conducts substantially all of our business through our PRC operaing subsidiary. As a holding company, we may rely on dividends and other distributions from Hupan Pharmaceutical to satisfy our cash and financing requirements, including funding our operations, pursuing strategic growth initiatives, servicing any indebtedness and making distributions to Quanome’s shareholders.

Under applicable PRC laws and regulations, dividends and other distributions by our PRC subsidiary are subject to various restrictions and procedures, including those relating to foreign exchange registration and the conversion of Renminbi into foreign currencies. In addition, Hupan Pharmaceutical may make distributions to us only out of its accumulated after-tax profits, if any, as determined in accordance with PRC accounting standards and regulations. PRC laws also require enterprises to set aside a portion of their after-tax profits each year to fund certain statutory reserve funds before they may distribute dividends. These reserve funds are not distributable as cash dividends.

Furthermore, if Hupan Pharmaceutical incurs debt in the future, the instruments governing such indebtedness may restrict its ability to pay dividends or make other distributions to us. Any limitation on the ability of Hupan Pharmaceutical to transfer funds to us could adversely affect our liquidity and our ability to fund our operations, pursue acquisitions or other strategic transactions, support the development and commercialization of new business initiatives or make distributions to Quanome’s shareholders.

As a result, there can be no assurance that our PRC subsidiary will be able to make dividends or other distributions to us in the amounts or at the times we anticipate, or at all. Any restrictions on cash transfers within our corporate group could materially and adversely affect our business, financial condition, results of operations and the value of our securities.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies may restrict or delay us from using the proceeds of future offerings to make loans or additional capital contributions to our PRC subsidiaries, which may adversely affect our liquidity and our ability to fund and expand our business.

Any funds we provide to our PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, may be subject to approval by or registration with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to our PRC subsidiaries may require registration with the State Administration for Market Regulation (the “SAMR”) or its local counterpart and registration with a local bank authorized by SAFE. In addition, (i) any foreign loan procured by our PRC subsidiaries is required to be registered with SAFE or its local branches, and (ii) any of our PRC subsidiaries may not procure loans which exceed the difference between its total investment amount and registered capital or, as an alternative, they may only procure loans subject to the calculation approach and limitation as provided by the People’s Bank of China.

Under applicable SAFE regulations, Renminbi converted from the foreign-currency-denominated capital of a foreign-invested enterprise may not be used for expenditures beyond the enterprise’s business scope, may not be used to provide entrusted loans or to repay loans between non-financial enterprises, and may not be lent to non-affiliated entities. Foreign-invested enterprises may settle their foreign exchange capital and convert foreign debt into Renminbi on a discretionary basis, and non-investment foreign-invested enterprises may use capital funds to make domestic equity investments provided that the investment does not fall within the negative list for foreign investment. Interpretation and application of these requirements continue to evolve, and violations may result in monetary or other penalties.

Historically, we have provided funding to a PRC subsidiary through capital contributions. We currently have no plans to provide additional funding to our PRC subsidiaries. However, if our PRC subsidiaries require additional funding from Quanome in the future, including funding derived from proceeds of any offering under this registration statement, our ability to provide such funding may depend on the completion of applicable registrations, filings, reporting and other procedures under PRC law. We cannot assure you that we will be able to complete any such required procedures on a timely basis, or at all. Any failure or delay in completing applicable procedures, or any restrictions on the conversion or use of such funds, could restrict or delay our ability to use proceeds from future offerings to fund or expand the operations of our PRC subsidiaries and could materially and adversely affect our liquidity, business and results of operations.

Regulatory restrictions on currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

The PRC government imposes regulatory restrictions on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China, and requires approval or registration in accordance with regulatory requirements. Substantially all of our revenues are denominated in Renminbi. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE, provided that certain procedural requirements are complied with and supporting documentation is presented to designated banks. Approval from, or registration with, appropriate government authorities is, however, required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital account items, such as the repayment of loans denominated in foreign currencies or the repatriation of investment. As a result, we may not be able to convert Renminbi into U.S. dollars, or to remit funds out of China, in a timely manner or at all. The PRC government may at its discretion further restrict access to foreign currencies for current account or capital account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, service any foreign currency-denominated obligations or fund business activities outside the PRC.

Implementation of the labor laws and regulations in the PRC may adversely affect our business and results of operations, and failure to fully comply with PRC labor-related laws may expose us to potential liabilities and penalties.

Pursuant to the PRC Labor Contract Law, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. It is uncertain as to how the labor contract law and its implementation rules will affect Hupan Pharmaceutical’s current employment policies and practices. Hupan Pharmaceutical’s employment policies and practices may violate the labor contract law or its implementation rules, and we may thus be subject to related penalties, fines or legal fees.

Compliance with the labor contract law and its implementation rules may increase the operating expenses. In the event that Hupan Pharmaceutical decides to terminate some of its employees or otherwise change its employment or labor practices, the labor contract law and its implementation rules may also limit its ability to effect those changes in a desirable or cost-effective manner, which could adversely affect its business and results of operations. According to the Social Insurance Law, employees must participate in pension insurance, work-related injury insurance, medical insurance, unemployment insurance and maternity insurance, and the employers must, together with their employees or separately, pay the social insurance premiums for such employees. The PRC government’s enhanced measures relating to social insurance collection may lead to stricter enforcement.

As the interpretation and implementation of these laws and regulations are still evolving, there can be no assurance that Hupan Pharmaceutical’s employment practice policy will at all times be deemed to be in full compliance with labor-related laws and regulations in the PRC, which may subject Hupan Pharmaceutical to labor disputes or government investigations. If Hupan Pharmaceutical is deemed to have violated relevant labor laws and regulations, it could be required to provide additional compensation to its employees, and, therefore, our financial condition and results of operations could be materially and adversely affected.

Fluctuations in exchange rates may result in foreign currency exchange losses.

The change in the value of the Renminbi against other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions and the PRC’s foreign exchange policies, as well as supply and demand in the local market. We are exposed to the risks of market forces or government policies and their impact on the exchange rate between Renminbi or other currencies in the future. Subsequent to the disposal of our U.S. logistics business in February 2026 and as of the date of this report, most of our revenue and costs are denominated in Renminbi and most of our cash are also denominated in Renminbi. Any significant fluctuations in the value of the Renminbi may materially and adversely affect our liquidity and cash flows.

Changes in the relations between the PRC and the United States may affect our business, financial condition and results of operations.

Due to Hupan Pharmaceutical’s operations in the PRC, our business, results of operations and financial condition may be influenced to a certain degree by changes in government relations between the PRC and the United States or other governments. There is significant uncertainty about the future relationship between the United States and the PRC with respect to trade policies, treaties, government regulations and tariffs.

The PRC’s political relationships with those foreign countries and regions may affect our current and future relationships with third parties. There can be no assurance that our existing or potential collaborators will not alter their perception of us or their preferences as a result of adverse changes to the state of political relationships between the PRC and the relevant foreign countries or regions, and such alteration may cause a decline in the demand for Hupan Pharmaceutical’s products, and adversely affect our business, financial condition, results of operations, cash flows and prospects.

In July 2021, the PRC government provided new guidance on the PRC-based companies raising capital outside of the PRC, including through arrangements called variable interest entities (“VIEs”). In light of such developments, the SEC has imposed enhanced disclosure requirements on the PRC-based companies seeking to register securities with the SEC. Although Hupan Pharmaceutical is our wholly-owned subsidiary and we do not have a VIE structure, due to operations in the PRC, any future PRC, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with operations in the PRC could affect our business and results of operations. Changes in the state of relations between the PRC and the United States or other governments are difficult to predict and could adversely affect our operations and our business in the PRC and United States.

You may experience difficulties in effecting service of legal process upon, enforcing foreign judgments against, or bringing original actions in the PRC against us or certain of our directors and officers, and your ability to protect your interests through the U.S. courts may be limited.

A substantial portion of our operations and assets are located in the PRC. In addition, two of our directors and executive officers reside in the PRC. Mr. Long Yi is a foreign citizen residing in the PRC, and Ms. Zhengyi (Janice) Fang is a PRC national residing in the PRC. Substantially all or a significant portion of the assets of such individuals may be located outside the United States. As a result, it may be difficult or costly for investors to effect service of process within the United States upon us or such persons, or to bring actions in the United States against us or such persons based on the civil liability provisions of the U.S. federal securities laws or the securities laws of any state in the United States.

Even if an investor successfully obtains a judgment against us or any of our directors or officers in a U.S. court, the investor may not be able to enforce that judgment against assets located in the PRC. The recognition and enforcement of foreign judgments in the PRC are governed by the PRC Civil Procedure Law. PRC courts may recognize and enforce a foreign judgment pursuant to an applicable treaty or on the basis of reciprocity, subject to the satisfaction of applicable statutory requirements and public-policy considerations. The PRC and the United States do not currently have a bilateral treaty providing for the reciprocal recognition and enforcement of civil and commercial judgments. Accordingly, there is substantial uncertainty as to whether, and under what circumstances, a PRC court would recognize or enforce a judgment rendered by a U.S. court against us or our directors or officers, particularly a judgment predicated upon the civil liability provisions of U.S. federal or state securities laws.

There is also uncertainty as to whether PRC courts would entertain an original action brought in the PRC against us or our directors or officers based solely upon U.S. federal or state securities laws. Investors seeking to bring such an action in the PRC may be required to establish an independent cause of action under PRC law, satisfy applicable jurisdictional and procedural requirements, arrange for the translation, notarization and authentication of evidence generated outside the PRC, and incur significant legal fees and other costs. Such proceedings may be time-consuming, and the remedies available under PRC law may differ from, or be more limited than, the remedies available under U.S. securities laws.

Accordingly, investors may face significant practical and legal obstacles, as well as substantial costs and delays, in pursuing claims against us or our directors and officers and in enforcing judgments against assets located in the PRC. As a result, your ability to protect your interests and obtain an effective remedy for violations of U.S. federal or state securities laws may be materially limited.

We may be required to complete filing procedures with the CSRC in connection with future offerings of our securities under this registration statement, and we cannot assure you that we will be able to complete such filings in a timely manner or at all.

On February 17, 2023, the China Securities Regulatory Commission, or the CSRC, promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, together with five supporting guidelines, which became effective on March 31, 2023. The Trial Measures establish a filing-based regulatory regime for direct and indirect overseas securities offerings and listings by PRC domestic companies, including certain subsequent offerings conducted by companies that are already listed on an overseas stock exchange.

Under the Trial Measures, an overseas offering and listing by an issuer will be deemed an indirect overseas offering and listing by a PRC domestic company if both of the following conditions are satisfied: (i) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets, as reflected in its audited consolidated financial statements for the most recently completed fiscal year, is attributable to PRC domestic companies; and (ii) the principal parts of the issuer’s business activities are conducted in mainland China, its principal place of business is located in mainland China, or the majority of the senior management personnel responsible for its business operations and management are PRC citizens or have their usual places of residence in mainland China. The determination is made based on the substance of the issuer’s activities and other relevant facts and circumstances.

We are filing the registration statement of which this report forms a part to register securities that we may offer and sell from time to time. We believe that the filing or effectiveness of this registration statement, by itself, does not constitute a completed overseas securities offering requiring a filing with the CSRC under the Trial Measures. However, the CSRC or other relevant PRC governmental authorities may reach a different conclusion.

If, at the time of a future offering or takedown under this registration statement, our operations satisfy the criteria for an indirect overseas offering and listing by a PRC domestic company under the Trial Measures, including because our PRC operations continue to account for 50% or more of one or more of the applicable financial measures and the other applicable condition is also satisfied, such offering may be regarded as a subsequent overseas securities offering in the same overseas market. In that event, we may be required to complete a filing with the CSRC within three working days after the completion of such offering. The applicable filing requirements may depend on the structure, timing and terms of the particular offering, as well as the facts and circumstances existing at that time.

There remain uncertainties regarding the interpretation, implementation and enforcement of the Trial Measures and the related guidance. We cannot assure you that the CSRC or other relevant PRC governmental authorities will agree with our determination that no filing is required in connection with the filing of this registration statement, or that any future offering under this registration statement will not require a CSRC filing. If a filing is required in connection with a future offering, we cannot assure you that we will be able to complete it in a timely manner or at all.

If we fail to complete any required CSRC filing, or if the CSRC determines that we have conducted an overseas securities offering without satisfying the applicable filing requirements, we may be subject to regulatory actions, including orders to rectify, warnings and monetary penalties. Such actions could delay or prevent us from completing future offerings under this registration statement, limit our ability to raise capital, materially and adversely affect our business, financial condition and results of operations, and cause the value of our securities to decline significantly or become worthless.

Compliance with the PRC’s laws, regulations and guidelines relating to data security, cybersecurity and privacy and any other future laws and regulations may entail significant expenses and could affect our business.

The PRC has implemented or will implement rules and is considering a number of additional proposals relating to data protection. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in the PRC from transferring data stored in the PRC to foreign law enforcement agencies or judicial authorities without prior approval by the PRC government. Additionally, the PRC’s Cybersecurity Law and the Administrative Measures for the Hierarchical Protection of Information Security require companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Under the rules, regulations and guidelines relating to the multi-level protection scheme, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level of the entity’s information and network systems.

Recently, the Cybersecurity Administration of China (“CAC”) has taken action against several PRC internet companies in connection with their initial public offerings on U.S. securities exchanges for alleged national security risks and improper collection and use of the personal information of PRC data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law and the Cybersecurity Review Measures, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.”

Pursuant to the Cybersecurity Review Measures, critical information infrastructure operators procuring network products and services, and online platform operators (as opposed to “data processors” in the Revised Draft CAC Measures) carrying out data processing activities which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review.

On September 24, 2024, the State Council of the PRC published the Network Data Regulations, which became effective on January 1, 2025. The Network Data Regulations provide detailed implementing rules and guidance on various aspects of data compliance requirements under the existing data protection framework pillars of the Cybersecurity Law, the PRC Data Security Law and the PRC Personal Information Protection Law. The Network Data Regulations supplement the requirements on several aspects of the PRC Personal Information Protection Law regarding notification, consent, and the exercise of personal rights, provide more detail on compliance requirements for processors of important data, and also provide more guidance to streamline cross-border data transfers.

As of the date of this report, neither we nor Hupan Pharmaceutical has received any notice from any PRC regulatory authority identifying us as a “critical information infrastructure operator,” “online platform operator” or “data processor,” or requiring us to go through the cybersecurity review procedures pursuant to the Cybersecurity Review Measures and Regulation on Network Data Security Management (the “Network Data Regulations”). Based on our understanding of the Cybersecurity Review Measures, and the Network Data Regulations, we believe it is unlikely that Hupan Pharmaceutical will become subject to cybersecurity review by the CAC for issuing securities to foreign investors because: (i) the business customer information Hupan Pharmaceutical handles in its business operations, either by its nature or in scale, does not normally trigger significant concerns over PRC national security and (ii) Hupan Pharmaceutical has not processed, and does not anticipate to process in the foreseeable future, personal information for more than one million users or persons. However, there remains uncertainty as to how the Cybersecurity Review Measures, and the Network Data Regulations, if enacted as currently proposed, will be interpreted or implemented. Furthermore, there remains uncertainty as to whether the PRC regulatory authorities may adopt new laws, regulations, rules, or detailed implementation and interpretation in relation, or in addition, to the Revised CAC Measures and the Draft Management Regulations. While we intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that Hupan Pharmaceutical’s business and operations will not be adversely affected by the potential impact of the Cybersecurity Review Measures, the Network Data Regulation or other laws and regulations related to cybersecurity, privacy and data security.

Furthermore, the Personal Information Protection Law provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in the PRC, and the processing of personal information of persons in the PRC outside of the PRC if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in the PRC. The Personal Information Protection Law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to be set by PRC cyberspace regulators are also required to store in the PRC personal information generated or collected in the PRC, and to pass a security assessment administered by PRC cyberspace regulators for any export of such personal information. Lastly, the Personal Information Protection Law contains proposals for significant fines for serious violations of up to approximately $7.2 million or 5% of annual revenues from the prior year and may also be ordered to suspend any related activity by competent authorities. Neither we nor Hupan Pharmaceutical currently maintain, or intend to maintain in the future, personally identifiable health information of patients in the PRC.

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. Compliance with the PRC’s new Cyber Security Law and Data Security Law could significantly increase the cost to us of conducting our business, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by PRC government authorities and private claims or litigation, any of which could adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law, the Cybersecurity Review Measures and the recent PRC government actions could adversely affect our ability, on favorable terms, to raise capital.

The enacted “Holding Foreign Companies Accountable Act” and the “Accelerating Holding Foreign Companies Accountable Act” call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors. These developments could add uncertainties to the market for our common stock.

The HFCAA requires certain issuers of securities to establish that they are not owned or controlled by a foreign government. Specifically, an issuer must make this certification if the PCAOB is unable to audit specified reports because the issuer has retained a foreign public accounting firm not subject to inspection by the PCAOB. Furthermore, if the PCAOB is unable to inspect the issuer’s public accounting firm for three consecutive years, the issuer’s securities are banned from trading on a national exchange or through other methods. In December 2022, the Accelerating Holding Foreign Companies Accountable Act amended the HFCAA by decreasing the number of non-inspection years from three to two, thus reducing the time period before our common stock may be prohibited from trading or delisted if the PCAOB were to determine that it could not inspect our auditor.

In March 2021, the SEC adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the HFCAA. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. In December 2021, the SEC adopted amendments finalizing such rules to require that any such identified registrant is required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and to also required to disclose in the registrant’s annual report the audit arrangements of, and governmental influence on, such a registrant.

In December 2021, the PCAOB issued a Determination Report which found that the PCAOB was then unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the PRC, because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The PCAOB has made such designations as mandated under the HFCAA. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

In August 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in mainland China and Hong Kong. Pursuant to the Protocol, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. In December 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. While vacating those determinations, the PCAOB noted that, should it encounter any impediment to conducting an inspection or investigation of auditors in mainland China or Hong Kong as a result of a position taken by any authority there, the PCAOB will consider the need to issue a new determination. Notwithstanding the foregoing, if the PCAOB is not able to inspect and investigate completely our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA.

Our auditor, ZH CPA, LLC, an independent public accounting firm registered with the PCAOB, is headquartered in Denver, Colorado. Our auditor is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Notwithstanding the foregoing, in the future, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China to the PCAOB for inspection or investigation, you may be deprived of the benefits of such inspection which could result in limitation or restrictions on our access to the U.S. capital markets and trading of our securities.

Risks Related to Our Securities

If we are unable to regain and maintain compliance with Nasdaq listing standards, our common stock could be delisted, which could adversely affect the liquidity of our common stock and our ability to raise capital.

On January 7, 2026, we received notice from Nasdaq that we were not in compliance with the minimum bid price requirement because the closing bid price of our common stock had remained below $1.00 per share for 30 consecutive business days. On July 9, 2026, the Company received a second notice (the “Second Notice”) from Nasdaq indicating that, while the Company has not yet regained compliance with the bid price requirement, the Staff has determined that the Company is eligible for an additional 180 calendar day period, or until January 4, 2027 (the “Second Compliance Period”), to regain compliance. According to the Second Notice, the Staff’s determination was based on (i) the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) the Company’s written notice of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary. However, there can be no assurance that we will be able to regain or maintain compliance with Nasdaq’s listing requirements.

If our common stock is delisted from Nasdaq, the market liquidity of our common stock could be materially adversely affected, and our ability to raise capital on favorable terms, or at all, could be impaired. Delisting could also adversely affect investor confidence, analyst coverage, and business development opportunities. In addition, our common stock could become subject to the SEC’s penny stock rules, which may further reduce trading activity and limit investors’ ability to buy or sell our common stock.

If you purchase our securities, you may experience future dilution as a result of future equity offerings or other prior equity issuances.

We may seek additional capital in the future due to market conditions, strategic opportunities or other considerations, even if we believe we have sufficient funds for our current operating plans. To raise additional capital, we may issue additional shares of our common stock or securities convertible into, exchangeable for, or exercisable for our common stock. We cannot assure you that future issuances will be made at a price equal to or greater than the price paid by investors in this offering, and investors in future financings may receive rights, preferences or privileges senior to those of existing stockholders.

In addition, as of the date of this report, we have outstanding warrants to purchase shares of our common stock. Certain of these warrants contain anti-dilution and price-adjustment provisions that may, under specified circumstances, reduce the applicable exercise price and increase the number of shares issuable upon exercise. The exercise of such warrants, or adjustments pursuant to their terms, could result in additional dilution to our stockholders.

The market price of our common stock and the trading volume of our common stock have been and may continue to be volatile, and such volatility could cause the market price of our common stock to decrease.

Between September 24, 2025, and September 24, 2026, the market price of our common stock fluctuated from a low of $0.2504 per share to a high of $1.68 per share, and our stock price continues to fluctuate. The market price and trading volume of our common stock may continue to fluctuate in response to numerous factors, some of which are beyond our control, such as:

●	our ability to maintain or increase sales of our products;

●	our ability to maintain and expand relationships with pharmaceutical manufacturers and suppliers;

●	changes in supply terms, pricing arrangements, product availability, or procurement costs;

●	announcements by us or our competitors regarding acquisitions, strategic alliances, new products, or other business developments;

●	changes in reimbursement policies, healthcare regulations, or governmental oversight affecting our products or customers;

●	developments concerning regulatory oversight and approvals;

●	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

●	successes or challenges in our collaborative arrangements or alternative funding sources;

●	developments affecting the pharmaceutical distribution, healthcare, and life sciences industries;

●	actual or perceived changes in the interpretation or enforcement of laws, regulations, and governmental policies in China that affect our business, industry, or corporate structure;

●	adverse effects on our business condition and results of operations from general economic and market conditions and overall fluctuations in the United States and international markets;

●	future issuances of common stock or other securities;

●	the addition or departure of key personnel; and

●	general market conditions and other factors, including factors unrelated to our operating performance.

Further, the stock market in general, and the securities of smaller-cap healthcare and pharmaceutical companies in particular, have experienced significant price and volume volatility. Continued market fluctuations could result in substantial volatility in the market price of our common stock, which could cause investors to lose some or all of their investment.

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

We track and log security incidents across our company and our customers to remediate and resolve any such incidents. Significant incidents, if any, shall be reviewed by chief executive officer and chief financial officer, with the assistance from our information technology department, to assess and determine its materiality or potentiality of becoming material. Our senior management makes the final materiality determinations and disclosure and other compliance decisions.

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

Item 2. Properties.

We lease two premises with a gross floor area of approximately 599 square meters in Wuhan, Hubei Province, China, for the daily business activities and office use of our pharmaceutical distribution and supply chain service, with lease terms from January 1, 2025 to December 31, 2029, and from March 22, 2026 to March 21, 2027, respectively. Our executive office is located at 112W 34th St, FL 18, Room 18022, New York, NY 10120 with lease terms from September 1, 2026 to August 31, 2027.

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

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “QNME.”

Holders of Record

As of September 22, 2026, we had approximately 25 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plan as of June 30, 2026. We maintain one equity compensation plan, which was approved by our stockholders in December 2025, the 2025 Equity Incentive Plan. As of the date of this report, no securities have been issued under the 2025 Equity Incentive Plan.

Plan	Securities Authorized for Issuance	Securities Issued During FY2026	Securities Issuable Upon Exercise of Outstanding Options, Warrants or Rights	Securities Remaining Available for Future Issuance
2025 Equity Incentive Plan	5,000,000	—	—	5,000,000
Total	5,000,000	—	—	5,000,000

Stock Performance Graph

We are a smaller reporting company and are not required to provide the information required under this item.

Recent Sale of Unregistered Securities and Use of Proceeds

The Company did not sell any securities that were not registered under the Securities Act during the period covered by this report that have not been previously disclosed on a Form 10-Q or Form 8-K.

Use of Proceeds from Initial Public Offering of Common Stock

On July 1, 2024, we completed our IPO of 1,500,000 shares of common stock, at a price of $4.50 per share, before underwriting discounts and commissions. The offering was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-278416), which was declared effective by the SEC on June 27, 2024. As of the date of this report, with the proceeds of the IPO, we used approximately $3.3 million for in marketing activities and business expansion and used approximately $2.4 million for working capital needs. There has been no material change in the planned use of proceeds from the IPO as described in the prospectus dated June 28, 2024, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of the issuer’s securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a) (3) the Exchange Act, during the fourth quarter of the fiscal year ended June 30, 2026.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. All amounts included herein with respect to the years ended June 30, 2026 and 2025 are derived from our consolidated financial statements included elsewhere in this annual report. Our financial statements have been prepared in accordance with the U.S. GAAP.

Overview

Prior to February 12, 2026, we operated as a U.S.-based integrated cross-border supply chain solutions provider with a strategic focus on the Asian market, including China, through ABL Chicago, and were also engaged in the distribution of pharmaceutical products in China through Hupan Pharmaceutical. On February 12, 2026, we transferred the operations of ABL Chicago to an unrelated third party, which obtained operational control and substantially all economic interests associated with the business. Following the transfer, we ceased substantive involvement in ABL Chicago’s operations. Accordingly, the operations of ABL Chicago were classified as discontinued operations in our consolidated financial statements. The disposal represents a strategic shift in our business operations and allows management to further streamline resources and focus on the development and expansion of our pharmaceutical distribution business.

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

Beginning in September 2026, the Company, through its indirectly wholly owned subsidiary, XDT Infrastructure I, LLC, a Delaware limited liability company, commenced activities relating to the provision of artificial intelligence compute capacity and managed inference services. Under this business model, the Company’s subsidiary procures, owns and operates servers and related computing infrastructure for its own account, and makes capacity on that infrastructure available to customers as a service. Capacity allocated to a customer is logically and operationally segregated from capacity allocated to other customers, with the level of segregation depending on the applicable customer arrangement. Customers may specify the artificial intelligence models to be deployed on the capacity allocated to them, subject to technical compatibility, licensing and other applicable requirements, as well as the Company’s operation of the underlying infrastructure. XDT’s role is primarily to provide and operate the underlying computing infrastructure and managed inference environment. As of the date of this report, the Company does not plan to develop or train proprietary AI models and does not use customer-provided content to train models unless separately authorized by the applicable customer.

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

Customer Concentration and Hospital Demand

A significant portion of the Company’s sales is generated from hospitals and large distributors. Purchasing patterns, tender cycles, and changes in hospital demand or procurement policies can lead to fluctuations in revenue. During the year ended June 30, 2026, we have generated revenue from the distribution of pharmaceutical products from 63 customers, of which, four customers took over 10% of the revenue.

Pricing Pressure and Competition

The Company operates in a competitive market with pressure from both domestic and international pharmaceutical distributors. Competitive pricing dynamics and participation in government bidding processes may compress margins.

Product types and composition

During the year ended June 30, 2026, the pharmaceutical products we distribute mainly consist of infusion drugs, specialty foods, and therapeutic drugs. The profitability level of different products varies, and the proportion of various products affects our gross profit level.

Accounts receivable collection

The current payment term provided by us to our main customers is between 0-90 days; while the payment term from the supplier is 60 days. There is also a situation of prepaying payment to the supplier. If the accounts receivable cannot be collected in a timely manner or there are identifiable uncollectible balances, our cash flow in operating activities may be negatively affected.

Foreign Currency Fluctuations

As the Company operates primarily in China while reporting in United States Dollar (“USD”), fluctuations in foreign exchange rates, particularly between the Renminbi and the reporting currency, may impact reported revenue and profitability.

Key Components of Results of Operations

Revenues. We currently generate revenue from the distribution of pharmaceutical and medical products. We purchase products from manufacturers, receive and hold the products at designated warehouses, and deliver them to customers’ warehouses or other designated locations. Revenue is recognized at a point in time when control of the products is transferred to and accepted by the customers.

Prior to the disposition of our cross-border logistics business in February 2026, we also generate revenues primarily by providing customized cross-border ocean freight solutions and airfreight solutions to customers that specifically cater to their requirements and needs in transporting goods into the U.S. Under the service agreements with our customers, we offer a wide variety of integrated services under our cross-border ocean freight solutions and cross-border airfreight solutions, including (i) cross-border freight consolidation and forwarding services, (ii) customs clearance services, (iii) warehousing and distribution services and (iv) U.S. domestic ground transportation services.

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

General and Administrative Expenses. Our general and administrative expenses primarily include salaries and staff benefits, repair and maintenance expenses, depreciation on property and equipment, amortization on intangible assets, lease expenses on office premises, travelling and entertainment expenses, bank charges, legal and professional fees, insurance expenses and other office expenses.

Write-off of supplier advance: The expense consists of the write-off of an advance payment made to a supplier for inventory intended for a new business initiative.

Provision of allowance for expected credit loss on loan receivable: The expense consists of the allowance recognized for expected credit losses on loans receivable from third parties, based on the borrowers’ creditworthiness, repayment history, current financial condition and relevant economic factors.

Other Income. Our other income primarily consists of interest income in connection with third-party loan.

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

Cash consideration for sale of ABL Chicago	$1

Less: book value of assets sold:
Cash	167,536
Accounts receivable – third parties, net	1,078,847
Accounts receivable – related party, net	358,246
Prepaid expenses and other assets	337,616
Other receivable – related parties	1,141,959
Loan receivable – related parties	386,541
Contract assets	43,365
Investment in other entity	15,741
Property and equipment, net	132,366
Right of use operating lease assets, net	1,697,873
Right of use financing lease assets, net	71,692
Net book value of assets sold	5,431,782

Add: Liabilities assumed by buyer
Accounts payable– third parties	1,907,730
Accounts payable– related party	153,353
Accrued expenses and other liabilities	794,091
Obligations under operating leases	2,150,449
Obligations under financing leases	92,323
Tax payable	79,825
Other loan payable	2,243,159
Due to a related party	260,144
Due to shareholder	182,846
Amounts due to ultimate holding company	3,402,808
Loan payable to related party	124,176
Total liabilities assumed	11,390,904

Less: Amounts due from ABL Chicago	3,402,808

Gain on Sale of ABL Chicago	$2,556,315

The following table summarizes the results of consolidated statements of operations and comprehensive loss for the years ended June 30, 2026 and 2025 in U.S. dollars.

	For the Years Ended June 30,
	2026	2025

Revenue	$5,850,681	$2,762,465
Cost of revenue	2,535,639	1,212,318
Gross profit	3,315,042	1,550,147

Operating expenses:
Selling expenses	2,642,667	393,290
General and administrative expenses	5,689,682	2,614,499
Provision of allowance for expected credit loss on accounts receivable	58,801	32,807
Write-off of supplier advance	2,859,594
Provision of allowance for expected credit loss on loan receivable	2,256,647	-
Total operating expenses	13,507,391	3,040,596

Loss from operations	(10,192,349)	(1,490,449)

Other income (expense)
Other income, net	295,299	33,217
Interest expense	(149,657)	(229,254)
Total other income (expense)	145,642	(196,037)

Loss before income taxes	(10,046,707)	(1,686,486)
Income tax expense	91,711	212,296
Net loss from continuing operations	(10,138,418)	(1,898,782)

Income (loss) from discontinued operation, net of tax provision:
Loss from discontinued operation before the sale of ABL Chicago	(1,901,927)	(3,347,354)
Gain on sale of ABL Chicago	2,556,315	-
Net income (loss) from discontinued operation	654,388	(3,347,354)

Net Loss	$(9,484,030)	$(5,246,136)

For the Year Ended June 30, 2026 Compared to the Year Ended June 30, 2025

The following table summarizes our consolidated results of operations and percentages of certain items in relation to total revenues for the years ended June 30, 2026 and 2025, and provides information regarding the dollar and percentage increase or (decrease) during such periods. The operating results in any historical period are not necessarily indicative of the results that may be expected for any future period.

	For the years ended June 30,
	2026		2025
	Amount	% of total Revenues	Amount	% of total Revenues	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue	$5,850,681	100.0%	$2,762,465	100.0%	$3,088,216	111.8%
Cost of revenue	2,535,639	43.3%	1,212,318	43.9%	1,323,321	109.2%
Gross profit	$3,315,042	56.7%	$1,550,147	56.1%	$1,764,895	113.9%

Revenues

Revenue from the distribution of pharmaceutical products increased by approximately $3.1 million, or 111.8%, from approximately $2.8 million for the year ended June 30, 2025 to approximately $5.9 million for the year ended June 30, 2026. The increase was primarily attributable to higher sales of infusion products, an increase in the number of active customers from 8 to 12, and the inclusion of a full year of operations for the year ended June 30, 2026. The Company commenced its pharmaceutical distribution operations in December 2024; accordingly, the results for the year ended June 30, 2025 reflected only a partial year of operations.

Infusion products accounted for approximately 91.1% and 82.9% of pharmaceutical distribution revenue for the years ended June 30, 2026 and 2025, respectively. Revenue from infusion products increased by approximately $3.0 million, from approximately $2.3 million in fiscal 2025 to approximately $5.3 million for the year ended June 30, 2026. The increase was primarily driven by higher sales volumes and new customer acquisitions.

Cost of Revenues and Gross Profit

Cost of revenue from the distribution of pharmaceutical products increased by approximately $1.3 million, or 109.2%, from approximately $1.2 million for the year ended June 30, 2025 to approximately $2.5 million for the year ended June 30, 2026. The increase was primarily driven by higher sales volume, consistent with the significant growth in revenue during the period as the Company continued to expand its pharmaceutical distribution operations.

Gross profit margin increased from approximately 56.1% for the year ended June 30, 2025 to approximately 56.7% for the year ended June 30, 2026. The increase in gross margin was primarily attributable to changes in supplier incentives, specifically a growth in purchase rebates offered by suppliers in the current period compared to the prior-year period.

Selling Expenses

Our selling expenses amounted to approximately $2.6 million for the year ended June 30, 2026, compared to approximately $0.4 million for the same period in 2025. The increase was primarily attributable to: (i) an approximately $1.0 million increase in advertising expenses to increase market awareness, promote our products and support the growth of our pharmaceutical distribution business; (ii) an approximately $0.6 million increase in market research and business development expenses incurred to identify prospective customers and develop customer relationships; (iii) an approximately $0.1 million increase in business entertainment expenses; and (iv) an approximately $0.3 million increase in salaries and related costs resulting from the expansion of our sales team.

General and Administrative Expenses

Our general and administrative expenses increased by approximately $3.1 million, or 117.6%, from approximately $2.6 million for the year ended June 30, 2025, to approximately $5.7 million for the year ended June 30, 2026. The increase was mainly due to an increase in our professional expense.

Our professional fees increased by approximately $3.1 million, or 247.4%, from approximately $1.2million for the year ended June 30, 2025, to approximately $4.3 million for the year ended June 30, 2026. Our professional fee represented 75.9% and 47.6% of our total general and administrative expenses for the year ended June 30, 2026 and 2025, respectively. The increase was primarily due to advisory and consulting expenses for strategic planning initiatives. These costs included external support for market assessments, financial and operational due diligence, and the development of long-term strategic plans to guide future growth.

Write-off of supplier advance

During the year ended June 30, 2026, the Company made an advance payment of $2,947,635 (RMB 20,000,000) to a supplier for the purchase of inventory intended for a new business initiative. The supplier subsequently failed to fulfill its obligations under the purchase agreement. As a result, the Company did not receive the inventory and was unable to recover the advance payment. Accordingly, the Company determined that the advance was not recoverable and wrote off the full amount, recognizing a loss of $2,859,594 (RMB 20,000,000) in write-off of supplier advance in the consolidated statement of operations for the year ended June 30, 2026.

Provision of allowance for expected credit loss on loan receivable

During the year ended June 30, 2026, the Company recognized an expected credit loss of approximately $2.3 million on loans to third parties. The provision was recorded based on management’s assessment of the borrowers’ creditworthiness, repayment history, current financial condition, and other relevant economic factors. The Company will continue to monitor the collectability of these loans and update its expected credit loss estimates as additional information becomes available.

Other Income, net

Our other income, net, increased by $262,082, or 789.0%, from $33,217 for the year ended June 30, 2025, to $295,299 for the year ended June 30, 2026. The increase was primarily due to an increase in interest income in connection with a third-party loan.

Interest Expenses

Our interest expenses decreased by $79,597, or 34.7%, from $229,254 for the year ended June 30, 2025, to $149,657 for the year ended June 30, 2026. The decrease in interest expense was mainly due to reduced interest expense related to the convertible note following partial conversion of the note for the year ended June 30, 2026.

Loss Before Income Taxes

We had a net loss before income taxes of approximately $10.0 million and approximately $1.7 million for the years ended June 30, 2026 and 2025, respectively. The increase in loss before income taxes was primarily attributable to higher operating expenses, including the write-off of a supplier advance and the provision for expected credit losses on third-party loans, partially offset by an increase in gross profit from the pharmaceutical distribution business.

Income Tax Expense

We had income tax expenses of $91,711 and $212,296 for the years ended June 30, 2026 and 2025, respectively. A current income tax provision of $174,611 was recognized for a subsidiary with net assessable income while no current income tax provision was recognized for subsidiaries in net operating loss for the year ended June 30, 2026.

Based on management’s assessment of future taxable income, the Company determined that it was no longer more likely than not that sufficient future taxable income would be available to utilize the deferred tax benefits. As a result, the Company recorded a full valuation allowance against its DTAs and did not recognize any deferred tax assets. We recognized a deferred income tax credit of $82,900 due to credit loss allowance and amortization of intangible assets, resulting in a net income tax credit of $91,711 for the year ended June 30, 2026.

A current income tax provision of $233,855 was recognized for a subsidiary with net assessable income while no current income tax provision was recognized for subsidiaries in net operating loss for the year ended June 30, 2025. We recognized a deferred income tax credit of $21,559 due to amortization of intangible assets and credit loss allowance, resulting in a net income tax expense of $212,296 for the year ended June 30, 2025.

Net loss from continuing operation

As a result of the foregoing, we had a net loss of approximately $10.1 million and approximately $1.9 million for the year ended June 30, 2026 and 2025, respectively.

Result of Discontinued Operation

Net income (loss) from discontinued operations for the period from July 1, 2025 to date of disposal and for the year ended June 30, 2025 is as follows:

	For the Period from July 1, 2025 to Date of Disposal	For the Year Ended June 30, 2025	Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenue	$10,678,106	$15,027,960	$(4,349,854)	(28.9)%
Cost of revenue	9,768,331	13,699,648	(3,931,317)	(28.7)%
Operating expenses	2,661,614	4,797,033	(2,135,419)	(44.5)%
Loss from operation	(1,751,839)	(3,468,721)	1,716,882	(49.5)%
Gain on sale of ABL Chicago	2,556,315	-	2,556,315	n/a
Other (expense) income, net	(150,088)	210,948	(361,036)	(171.1)%
Net income (loss) from discontinued operations, before tax	654,388	(3,257,773)	3,912,161	(120.1)%
Income tax	-	89,581	(89,581)	(100.0)%
Income (loss) from discontinued operations, net of tax provision	$654,388	$(3,347,354)	$4,001,742	$(119.5)%

We recognized income from discontinued operations, net of income taxes, of approximately $0.7 million for the period from July 1, 2025 to date of disposal, compared with a net loss of approximately $3.3 million for the year ended June 30, 2025, representing an improvement of approximately $4.0 million. It was primarily attributable to a gain of approximately $2.6 million recognized upon the sale of the ABL Chicago business on February 12, 2026, as well as a decrease of approximately $1.7 million in the loss from operations.

Revenue from discontinued operations decreased by approximately $4.3 million, or 28.9%, from approximately $15.0 million for the year ended June 30, 2025 to approximately $10.7 million for the period from July 1, 2025 to date of disposal. Cost of revenue decreased by approximately $3.9 million, or 28.7%, while operating expenses decreased by approximately $2.1 million, or 44.5%. These decreases primarily reflected the shorter operating period resulting from the disposition of the ABL Chicago business on February 12, 2026. Prior to the disposition, the discontinued business generated an operating loss of approximately $1.8 million during the period from July 1, 2025 to date of disposal, compared with approximately $3.5 million for the full year ended June 30, 2025. After giving effect to the gain on disposal and other expenses of approximately $0.2 million, income from discontinued operations before income taxes was approximately $0.7 million for period from July 1, 2025 to date of disposal.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital from continuing operations as of June 30, 2026 and 2025, respectively:

	As of June 30, 2026	As of June 30, 2025
Current assets	$11,019,992	$10,278,926
Current liabilities	$4,486,989	$9,666,053
Working capital Surplus	$6,533,003	$612,873

As of June 30, 2026, we had a cash balance of approximately $0.7 million. Our current assets were approximately $11.0 million, and our current liabilities were approximately $4.5 million, resulting in a current ratio of 2.46 and working capital surplus of approximately $6.5 million. Total stockholders’ equity as of June 30, 2026 was approximately $7.0 million.

As of June 30, 2026 and 2025, we had accounts receivable net of allowance of approximately $1.1 million and approximately $1.4 million, respectively. We periodically review our accounts receivable and allowance level to ensure our methodology for determining allowances is reasonable and to accrue additional allowances if necessary. For accounts receivable as of June 30, 2026 and 2025, we provided a credit loss allowance of $95,494 and $33,039, respectively.

As of June 30, 2026, our liquidity position is significantly influenced by a material loan receivable from an unaffiliated third party. The gross principal balance is governed by a loan agreement dated July 3, 2025, bearing interest at 4.35% per annum with a maturity date of July 8, 2027.

As of June 30, 2026, the carrying value of this receivable was approximately $9.4 million, net of an allowance for credit losses of approximately $2.3 million. This net balance represents 65.2% of our total current assets, constituting a significant concentration of credit risk.

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

Cash Flows

The following table sets forth a summary of our cash flows from continuing operations for the periods indicated:

	For the Years Ended June 30,
	2026	2025
Net cash used in operating activities - continuing operations	$(3,183,694)	$(778,830)
Net cash used in investing activities - continuing operations	(9,152,409)	(330,793)
Net cash provided by financing activities - continuing operations	7,767,642	8,581,938
Net cash used in discontinued operation	(141,188)	(2,649,117)
Effect of exchange rate changes on cash	423,870	9,312
Net (decrease) increase in cash	(4,285,779)	4,832,510

Cash, beginning of the year – continuing operation	4,814,872	2,000
Cash, beginning of the year – discontinued operation	141,188	121,550
Total cash, beginning of the year	4,956,060	123,550

Cash, end of the year	670,281	4,956,060
Less: cash and cash equivalents of discontinued operations	-	141,188
Cash, end of the year for continuing operations	$670,281	$4,814,872

Operating Activities - continuing operations

Net cash used in operating activities was $3,183,694 for the year ended June 30, 2026, primarily reflecting a net loss from continuing operations of $10,138,418, adjusted for non-cash items of $8,430,011 and changes in working capital deficits of $1,475,287. The non-cash items primarily included $94,413 straight-line lease expense related to operating leases, $3,254,580 stock-based compensation for consulting expenses, $52,012 depreciation, $109,753 amortization of discount and bond issuance cost, $85,484 amortization of intangible assets, $2,859,594 write-off of supplier advance, $268,711 interest income from third-party loan, $2,256,647 from provision of allowance for expected credit loss on loan receivable, $58,801 from provision of allowance for expected credit loss on accounts receivable and a decrease of $82,900 from deferred tax liabilities. The adjustments for changes in working capital mainly included a decrease of $279,861 in accounts receivable due to a decrease of revenues near period end, an increase of $2,840,631 in prepayment, deposit and other receivable and a payment of $82,497 for operating lease liabilities, partially offset by a decrease of $411,766 in accounts payable, a decrease of $66,732 in note receivable, an increase of $745,330 in refund liabilities, an increase of $154,119 in income tax payable, and an increase of $772,122 in accrued liabilities and other payables, an increase in inventory of $91,890, an increase in right of return asset of $341,296 and an increase in due to related party of $220,220.

Net cash used in operating activities was $778,830 for the year ended June 30, 2025, including net loss from continuing operations of $1,898,782, adjusted for non-cash items for $311,581 and changes in working capital surplus of $808,371. The non-cash items primarily included $80,419 straight-line lease expense of operating leases, $15,809 depreciation expense, $53,427 amortization of intangible asset, $39,804 interest expense of convertible notes, $138,994 amortization of discount and bond issuance cost, $32,807 provision of allowance for expected credit loss on accounts receivable, $28,120 uncollected interest income from a third-party loan and a decrease of $21,559 from deferred tax liabilities. The adjustments for changes in working capital mainly included an increase of $1,450,463 in accrued expense and other payable, an increase of $233,078 in income tax payable, an increase of $1,018,228 in accounts payable and an increase of $15,355 in contract liabilities, partially offset by an increase of $1,439,727 in accounts receivable, an increase of $96,534 in inventories, an increase of $150,919 in prepayment, deposit and other receivable, an increase in right of return asset of $141,687 and a decrease of $91,969 in operating lease liabilities.

The $2,404,864 increase in cash used in operating activities for the year ended June 30, 2026, compared to the prior year, was primarily due to an increase in advance deposits of $2,689,712 to suppliers.

Investing Activities - continuing operations

Net cash used in investing activities was $9,152,409 and $330,793 for the years ended June 30, 2026 and 2025, respectively. Net cash used in investing activities for the year ended June 30, 2026, was primarily attributable to loans of $9,150,361 to a third party. The cash used in the same period of last year was primarily attributable to net cash payments of $276,356 for intangible assets through the acquisition of 100% equity interest in Hupan Pharmaceutical.

Financing Activities - continuing operations

Net cash provided by financing activities was $7,767,642 and $8,581,938 for the years ended June 30, 2026 and 2025. The increase was primarily due to proceeds from private placement of financing activities compared with the prior period. During the year ended June 30, 2026, we generated cash inflows from private placements of $8,236,231, which were partially offset by $432,948 in principal repayments of convertible debt. During the year ended June 30, 2025, we had the net proceeds of $5,351,581 from the offering and net proceeds of $1,170,513 from issuance of convertible note and advances of $2,999,700 from Hupan Pharmaceutical prior to acquisition, partly offset by repayment of $805,946 to shareholders, during the year ended June 30, 2025.

Cash Flows from Discontinued Operations

Cash flows from discontinued operations are associated with the disposal of ABL Chicago. Cash used in operations of approximately $141,188 and approximately $2.6 million for the years ended June 30, 2026 and 2025. Net loss of ABL Chicago were the primary components of operating cash flows for the years ended June 30, 2026 and 2025. Cash used in investing activities of approximately $0.4 million for the year ended June 30, 2025, which is related to loan to related parties. Cash provided by financing activities of approximately $1.4 million for the year ended June 30, 2026 due to loan borrowing. Cash used in financing activities of approximately $0.4 million for the year ended June 30, 2025 due to advances to related parties. See Note 17. “Discontinued Operations” to our consolidated financial statements for additional information.

Capital Expenditure

Our capital expenditures are incurred primarily in connection with the purchase of fixed assets, including machinery and equipment, furniture and fixtures, leasehold improvement and vehicles. Our capital expenditures amounted to 2,048 and $71,177 for the years ended June 30, 2026 and 2025, respectively.

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

Allowance of expected credit losses on loan receivable from third parties

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

The PD × LGD model includes various assumptions, including the selection of forward-looking macroeconomic forecasts (such as interest rate environments), the borrower’s credit rating, and estimated recovery rates. This assessment, which requires the use of significant professional judgment, is conducted at the time of loan inception and as of each subsequent quarterly period end date while the loan is outstanding. These assumptions reflect management’s best estimates based on current and supportable information, but they involve inherent uncertainties based on economic and market conditions generally outside of the Company’s control. Changes in these estimates are recognized in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) in the period in which they occur.

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

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Quanome Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Quanome Technologies, Inc. (formerly known as Lakeside Holding Ltd.) and its subsidiaries (the Company) as of June 30, 2026 and 2025, and the related consolidated statements of operation and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring net losses, negative cash flows from operations and accumulated deficit raised substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 25, 2026

999 18th Street, Suite 3000, Denver, CO, 80202 USA Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.us

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND 2025

	As of June 30, 2026	As of June 30, 2025
ASSETS
CURRENT ASSETS
Cash	$670,281	$4,814,872
Accounts receivable, net of credit loss allowance of $95,494 and $33,039	1,136,315	1,406,920
Note receivable	-	65,152
Prepaid expense, deposit and other receivable, net	1,334,026	221,993
Inventories, net	196,638	96,534
Right of return asset	501,395	141,687
Loan receivable from third parties, net of credit loss allowance of $2,256,647 and nil	7,181,337	11,380
Current assets from discontinued operation	-	3,520,388
Total current assets	11,019,992	10,278,926

NON-CURRENT ASSETS
Property and equipment at cost, net of accumulated depreciation	191,072	160,602
Intangible assets, net	279,956	365,440
Right of use operating lease assets, net	159,236	271,273
Deposit	4,311	38,934
Non-current assets from discontinued operation	-	3,290,286
Total non-current assets	634,575	4,126,535
TOTAL ASSETS	$11,654,567	$14,405,461

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payables	$650,585	$1,018,228
Accrued liabilities and other payables	1,972,537	1,161,864
Current portion of obligations under operating leases	43,749	108,817
Loan payable, current	187,750	262,870
Contract liabilities	72,297	15,355
Income tax payable	404,945	233,078
Due to a related party	220,220	-
Convertible debts - current	85,085	910,675
Refund liabilities	849,821	77,235
Current liabilities from discontinued operation	-	5,877,931
Total current liabilities	4,486,989	9,666,053

NON-CURRENT LIABILITIES
Loan payable, non-current	46,277	-
Deferred tax liabilities	-	83,100
Obligations under operating leases, non-current	115,487	150,823
Non-current liabilities from discontinued operation	-	1,659,800
Total non-current liabilities	161,764	1,893,723
TOTAL LIABILITIES	4,648,753	11,559,776

Commitments and Contingencies

EQUITY
Common stocks, $0.0001 par value, 200,000,000 shares authorized, 34,427,559 and 10,500,000 issued and outstanding as of June 30, 2026 and 2025, respectively	3,443	1,050
Subscription receivable	(1,427,769)	-
Additional paid-in capital	22,681,315	8,084,275
Statutory reserve	63,416	63,416
Deficits	(14,799,401)	(5,315,371)
Accumulated other comprehensive income	484,810	12,315
Total equity	7,005,814	2,845,685

TOTAL LIABILITIES AND EQUITY	$11,654,567	$14,405,461

The accompanying notes are an integral part of these consolidated financial statements.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

	For the Years Ended June 30,
	2026	2025

Revenue	$5,850,681	$2,762,465
Cost of revenue	2,535,639	1,212,318
Gross profit	3,315,042	1,550,147

Operating expenses:
Selling expenses	2,642,667	393,290
General and administrative expenses	5,689,682	2,614,499
Provision of allowance for expected credit loss on accounts receivable	58,801	32,807
Write-off of supplier advance	2,859,594	-
Provision of allowance for expected credit loss on loan receivable	2,256,647	-
Total operating expenses	13,507,391	3,040,596

Loss from operations	(10,192,349)	(1,490,449)

Other income (expense)
Other income, net	295,299	33,217
Interest expense	(149,657)	(229,254)
Total other income (expense)	145,642	(196,037)

Loss before income taxes	(10,046,707)	(1,686,486)
Income tax expense	91,711	212,296
Net loss from continuing operations	(10,138,418)	(1,898,782)

Income (loss) from discontinued operation, net of tax provision:
Loss from discontinued operation before the sale of ABL Chicago	(1,901,927)	(3,347,354)
Gain on sale of ABL Chicago	2,556,315	-
Net income (loss) from discontinued operation	654,388	(3,347,354)

Net loss	(9,484,030)	(5,246,136)

Other comprehensive loss:
Foreign currency translation income	472,495	9,343
Comprehensive loss attributable to the Company	$(9,011,535)	$(5,236,793)

Basic and Diluted Net Loss per Common Share
Continuing operations	$(0.39)	$(0.25)
Discontinued operations, net of tax	$0.03	$(0.44)

Weighted Average Shares Outstanding – basic and diluted	25,718,643	7,557,534

The accompanying notes are an integral part of these consolidated financial statements.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

	For The Years Ended June 30, 2026 and 2025
	Common Shares	Amount	Subscription Receivable	Additional Paid in Capital	Statutory Reserves	Deficits	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2024	6,000,000	$600	$(600)	$642,639	$—	$(5,819)	$2,972	$639,792
Paid in capital	—	—	600	—	—	—	—	600
Net loss	—	—	—	—	—	(5,246,136)	—	(5,246,136)
Statutory reserve	—	—	—	—	63,416	(63,416)	—	—
Initial public offering, net of share issuance costs	1,500,000	150	—	4,300,152	—	—	—	4,300,302
Issuance of convertible debts with detachable warrants	—	—	—	141,784	—	—	—	141,784
Issuance of common shares - through a private placement	3,000,000	300	—	2,999,700	—	—	—	3,000,000
Foreign currency translation gain	—	—	—	—	—	—	9,343	9,343
Balance at June 30, 2025	10,500,000	$1,050	$—	$8,084,275	$63,416	$(5,315,371)	$12,315	$2,845,685
Net loss	—	—	—	—	—	(9,484,030)	—	(9,484,030)
Common shares issued for consulting services	5,300,000	530	—	4,422,170	—	—	—	4,422,700
Issuance of common shares upon exercise of Convertible note	820,330	82	—	512,651	—	—	—	512,733
Issuance of common shares through private placement	17,807,229	1,781	(1,427,769)	9,662,219	—	—	—	8,236,231
Foreign currency translation gain	—	—	—	—	—	—	472,495	472,495
Balance at June 30, 2026	34,427,559	$3,443	$(1,427,769)	$22,681,315	$63,416	$(14,799,401)	$484,810	$7,005,814

The accompanying notes are an integral part of these consolidated financial statements.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

	For the Years Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,484,030)	$(5,246,136)
Less: Income (Loss) from discontinued operation, net of tax provision	654,388	(3,347,354)
Net loss from continuing operations	(10,138,418)	(1,898,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52,012	15,809
Amortization of intangible asset	85,484	53,427
Lease expense of operating lease assets	94,413	80,419
Provision of allowance for expected credit loss on accounts receivable	58,801	32,807
Provision of allowance for expected credit loss on loan receivable	2,256,647	-
Write-off of supplier advance	2,859,594	-
Amortization of discount and bond issuance cost	109,753	138,994
Accrued interest expense of convertible debt	10,338	39,804
Deferred tax expense	(82,900)	(21,559)
Interest income	(268,711)	(28,120)
Stock-based compensation expense for consulting services	3,254,580	-
Changes in operating assets and liabilities:
Accounts receivable	279,861	(1,439,727)
Note receivables	66,732	(65,152)
Inventories	(91,890)	(96,534)
Right of return asset	(341,296)	(141,687)
Prepayment, deposit and other receivable	(2,840,631)	(150,919)
Accounts payables	(411,766)	1,018,228
Contract liabilities	54,409	15,355
Accrued expense and other payables	772,122	1,450,463
Due to a related party	220,220	-
Refund liabilities	745,330	77,235
Income tax payable	154,119	233,078
Operating lease liabilities	(82,497)	(91,969)
Net cash used in operating activities from continuing operations	(3,183,694)	(778,830)

Cash flows from investing activities:
Purchase of furniture and equipment	(2,048)	(20,436)
Payment for leasehold improvement	-	(50,741)
Cash payment for assets acquisition	-	(552,721)
Cash acquired from assets acquisition	-	276,365
Loan to a third party	(9,150,361)	-
Interest received from loan to third parties	-	16,740
Net cash used in investing activities from continuing operations	(9,152,409)	(330,793)

Cash flows from financing activities:
Proceeds from loan borrowing	-	162,942
Repayment of loans	(23,946)	-
Net proceeds from issuance of convertible notes	-	1,170,513
Repayment of principal of convertible debt	(432,948)	(296,852)
Repayment of equipment and vehicle loans	(11,695)	-
Proceeds from initial public offering, net of share issuance costs	-	5,351,581
Proceeds from a private placement	8,236,231	2,999,700
Repayment to shareholders	-	(805,946)
Net cash provided by financing activities from continuing operations	7,767,642	8,581,938

CASH FLOWS FROM DISCONTINUED OPERATION
Operating activities	(1,383,504)	(1,876,176)
Investing activities	-	(357,468)
Financing activities	1,409,852	(415,473)
Cash outflow in connection with sales of ABL Chicago	(167,536)	-
Net cash used in discontinued operation	(141,188)	(2,649,117)

Effect of exchange rate changes on cash	423,870	9,312
Net (decrease) increase in cash	(4,285,779)	4,832,510

Cash, beginning of the year – continuing operation	4,814,872	2,000
Cash, beginning of the year – discontinued operation	141,188	121,550
Total cash, beginning of the year	4,956,060	123,550

Cash, end of the year	670,281	4,956,060
Less: cash and cash equivalents of discontinued operations	-	141,188
Cash, end of the year for continuing operations	$670,281	$4,814,872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income tax	$18,009	$2,415
Cash paid for interest	$455,152	$176,679

NON-CASH ACTIVITIES
Issuance of common shares in exchange for consulting service	$4,422,700	$-
Convertible notes converted to common shares	$512,733	$-
Addition to property and equipment included in loan payable	$69,219	$102,235
Property disposal through loan payable	$-	$93,770
Right of use assets obtained in exchange for operating lease obligations	$-	$1,451,938
Right of use assets obtained in exchange for finance lease obligation	$-	$89,003
Additions to property and equipment through accounts payable and other payable	$-	$20,552
Additions to leasehold improvement through accounts payable and other payable	$-	$84,794
Due to shareholder offset against loan receivables from a third party	$-	$243,982
Due to shareholder offset against loan receivables related parties	$-	$311,185

The accompanying notes are an integral part of these consolidated financial statements.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Quanome Technologies, Inc. (formerly known as Lakeside Holding Limited) (the “Company”), is a holding company established on August 28, 2023 under the laws of the State of Nevada. The Company, acting through its subsidiary, is primarily engaged in distribution of pharmaceutical and medical products.

As of June 30, 2026, the Company’s subsidiaries are as follows:

Name	Date of Incorporation/ Acquisition	Jurisdiction of Formation	Percentage of direct/indirect Economic Ownership	Principal Activities
Parent Company
Quanome Technologies, Inc. (formerly known as Lakeside Holding Limited)	August 28, 2023	Nevada	Parent	Holding company
Subsidiaries/companies with ownership
American Bear Logistics Corp. (“ABL Chicago”)*	February 5, 2018	Illinois	-	Logistics services
Sichuan Hupan Jincheng Enterprise Management Co., Ltd (“Sichuan Hupan”)	July 10, 2024	Sichuan, China	100%	Exploring business opportunities in China
Hupan Pharmaceutical (Hubei) Co., Ltd (“Hupan Pharmaceutical”)	November 21, 2024	Hubei, China	100%	Medical injection and pharmaceutical distributor
Smart Reserve Holding LTD	September 16, 2025	Cayman Islands	100%	Expected to be involved in digital asset business
Smart Reserve Inc	September 25, 2025	Cayman Islands	100%	Expected to be involved in digital asset business
Quantum Nexus Technologies Ltd	May 15, 2026	Cayman Islands	100%	Expected to be involved in digital asset business

*	Effective on February 12, 2026, the Company completed the disposal of ABL Chicago (see Note 17).

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied.

The accompanying consolidated financial statements include the financial statements of Quanome Technologies, Inc. (formerly known as Lakeside Holding Limited) and its subsidiaries. All inter-company balances and transactions have been eliminated upon consolidation.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2026, the Company had an accumulated deficit of approximately $14.8 million. For the year ended June 30, 2026, the Company incurred a net loss from continuing operations of approximately $10.1 million, and the net cash used in operating activities from continuing operations was approximately $3.2 million. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its external financing. The Company currently plans to fund its operations and support its ongoing acquisition projects mainly through cash flow from loans, issuance of notes and additional equity financing from outside investors, if necessary, to ensure sufficient working capital. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors, among others, raise the substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provide the opportunity for the Company to continue as a going concern.

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

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Discontinued Operations (cont.)

Accordingly, the Company accounted for the Transaction as a disposal/deconsolidation effective February 12, 2026 in accordance with ASC 810-10-40-4.

The Company recognized a gain on disposal of $2,556,315 during the year ended June 30, 2026. As of June 30, 2026, the assets and liabilities of the disposed business were no longer included in the consolidated balance sheets and the results of operations of the disposed business were included through the effective disposal date only (see Note 17).

The assets and liabilities related to ABL Chicago were classified as discontinued operations and presented as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying consolidated balance sheets prior to disposal. The results of operations of ABL Chicago are included in “Loss from discontinued operations, net of tax provision” in the accompanying consolidated statements of operation and comprehensive loss. For comparative purposes, all prior periods presented have been reclassified to reflect the classifications on a consistent basis (see Note 17).

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

As of June 30, 2026 and 2025, the Company had approximately $0.7 million and approximately $4.8 million of cash in banks, most held in the banks located in the mainland of China, respectively. Most of cash balance as of June 30, 2026 and 2025 were denominated in RMB.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Accounts receivable, net

Accounts receivables are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company grant credit to customers, without collateral, under normal payment terms. The Company estimates expected credit losses on accounts receivable using a loss-rate method. In estimating the allowance, the Company considers historical credit loss and collection experience, the aging of outstanding balances, customers’ payment histories and financial condition, current economic conditions, and reasonable and supportable forecasts of future economic conditions, when appropriate. Accounts receivable that are more than one year past due and other receivables identified as having elevated credit risk are evaluated individually for collectability. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of June 30, 2026 and 2025, the Company recorded the allowance of credit loss of $95,494 and $33,039, respectively.

Notes receivable, net

Notes receivable represents bank acceptance notes issued by financial institutions in the People’s Republic of China (“PRC”), typically received from customers as settlement for trade receivables. These notes are payable at a specified future date and are guaranteed by the issuing bank.

As of June 30, 2026 and 2025, the Company held notes receivable totaling $nil and $65,152, all of which are expected to be collected within twelve months and are classified as current assets. The Company did not recognize allowance for expected credit loss on bank notes receivable during the reporting periods, as all the acceptance notes were endorsed to suppliers for accounts payable payments.

Loan receivable from third parties and allowance for credit losses

Loans receivable from third parties are recorded at amortized cost, representing the principal amount and interest receivable outstanding net of any allowance for credit losses (see Note 5). The Company accounts for credit losses under ASC Topic 326, Financial Instruments—Credit Losses, which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of the financial asset. The Company determines the allowance for credit losses by utilizing a Probability of Default (“PD”) and Loss Given Default (“LGD”) methodology. As of June 30, 2026 and 2025, the Company recorded an allowance for expected credit losses of $2,256,647 and $nil related to loan receivable from third parties.

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first out (FIFO) method. Costs include the cost of pharmaceutical products. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is estimated using selling price in the normal course of business less any costs to complete and sell products. As of June 30, 2026 and 2025, the Company did not record any inventory provision.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. The straight-line depreciation method is used to compute depreciation over the estimated useful lives of the assets, as follows:

Useful life
Furniture and fixtures	3 – 5 years
Machinery equipment	3 years
Vehicles	4 years
Software	3 years
Leasehold improvement	Lesser of the lease term or estimated useful lives of the assets

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in other income or expenses in the consolidated statements of loss and other comprehensive loss.

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

Accounts payable

Accounts payable primarily represent amounts due to suppliers for goods received in the ordinary course of business, payable within 60 days.

Impairment of long-lived asset

Long-lived assets, including plant, property and equipment and intangible asset, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. The Company reviews the impairment of its right-of-use assets and intangible asset consistent with the approach applied for its other long-lived assets. No impairment charge was recognized for the years ended June 30, 2026 and 2025, respectively.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Asset acquisition

When an acquisition is related to a single asset or a group of similar assets, or does not meet the definition of a business combination, as the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, we account for the acquisition as an asset acquisition. In an asset acquisition, any direct acquisition-related transaction costs are capitalized as part of the purchase consideration. Deferred taxes are recorded on temporary book/tax differences in an asset acquisition using the simultaneous equations method and adjusted the assigned value of the non-monetary assets acquired to include the deferred tax liability (see Note 22).

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

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
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

The carrying value of cash, accounts receivable, other receivables, loan receivable from third parties, accounts payable, convertible debts - current, other payables and accrued expenses and other current liabilities approximate fair value due to their short-term nature. For lease liabilities and loans payable, their carrying value approximate the fair value at the year-end, as the interest rates used to discount the host contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of June 30, 2026 and 2025.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Derivatives and Hedging (Topic 815), or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a retrospective or a retrospective approach. The Company adopted ASU 2020-06 on July 1, 2024, using the modified retrospective method. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Convertible debts (cont.)

Debt issuance costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. All debt issuance costs are presented as a direct reduction of debt on the consolidated balance sheets. Amortization of debt issuance costs and original issue discounts and premiums recognized as interest expense was $109,753 and $138,994 for the years ended June 30, 2026 and 2025, respectively.

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

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revenue recognition (cont.)

The Company generates revenue from providing cross-border ocean and airfreight solutions and distribution of pharmaceutical products. No practical expedients were used when adoption ASC606. Revenue recognition policies are as follows:

Revenue recognized from continuing operations during the years ended June 30, 2026 and 2025 was from the following sources:

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

Principal and agent considerations

In the Company’s distribution of pharmaceutical products business, the Company determined that in all of its major business activities, it serves as a principal rather than an agent within their revenue arrangements under the fact that the Company controls the goods before they are transferred to customers, bears inventory risk, and has discretion in establishing pricing. As a principal, the Company recognizes revenue on a gross basis within the consolidated statements of operation and comprehensive loss.

Contract liabilities

Contract liabilities represent estimated advances received from customers. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of June 30, 2026 and 2025, the Company recorded contract liabilities of $72,297 and $15,355, which will be recognized as revenue upon delivery of the products and the acceptance by the customers. For the years ended June 30, 2026 and 2025, the amounts transferred from contract liabilities to revenue at the beginning of the fiscal period were $15,355 and $nil, respectively.

Refund liabilities and right of returned assets

Refund liabilities represent the estimated amount of consideration expected to be refunded to customers and are recorded at the time revenue is recognized. Refund allowances are recorded as a reduction in sales with corresponding refund liabilities, and the estimated cost of refunded inventory is recorded as a reduction to cost of sales and an increase of right of return assets. The estimate is based on historical refund patterns, current trends, and contractual terms. If actual results differ from the estimates, the Company revises its estimated refund liabilities accordingly. Each period end, the Company reviews and reassesses the adequacy of its recorded refund liabilities and adjusts the amount as necessary. As of June 30, 2026 and 2025, the Company recorded refund liabilities of $849,821 and $77,235, respectively on the consolidated balance sheet. As of June 30, 2026 and 2025, the Company recorded right of return asset of $501,395 and $141,687, respectively on the consolidated balance sheet.

Cost of revenues

In the Company’s distribution of pharmaceutical products business, cost of revenues primarily consists of cost of products, less discount and rebate.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
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

General and administrative expenses

General and administrative expenses primarily include salaries and staff benefits, amortization on intangible assets, depreciation on property and equipment, lease expenses of office premises, travelling and entertainment, bank charges, legal and professional fees, insurance expenses and other office expenses.

Employee defined contribution plan

Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to them. Chinese labor regulations require that the Company make contributions to the government for these benefits based on government prescribed percentage of the employee’s salaries. The Company has no legal obligation for the benefits beyond the contributions. The total amount was expensed as incurred. For the years ended June 30, 2026 and 2025, employee welfare contribution expenses amounted to approximately $53,193 and $31,429, respectively.

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

Income taxes

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic No. 740, Accounting for Uncertainty in Income Taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of June 30, 2026 and 2025, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which improves income tax disclosures. The amendments require the disclosure of specific categories in rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendments also require disaggregated information about the amount of income taxes paid (net of refunds received), Income (or loss) from continuing operations before income tax expense (or benefit) and Income tax expense (or benefit) from continuing operations. The new guidance is required to be applied either prospectively or retrospectively. The Company adopted ASU 2023-09 effective July 1, 2025, using the prospective method. The adoption resulted in additional income tax disclosures but did not affect the recognition or measurement of income taxes in the Company’s consolidated financial statements. See Note 15—Income Taxes

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Statutory reserves

The Company’s PRC subsidiaries are required to allocate at least 10% of their after-tax profit to the general reserve in accordance with the PRC accounting standards and regulations. The allocation to the general reserve will cease if such reserve has reached to 50% of the registered capital of respective company. These reserves can only be used for specific purposes and are not transferable to the Company in form of loans, advances, or cash dividends. There is no such regulation of providing statutory reserve in United States. The statutory reserve as determined pursuant to PRC statutory laws totaled approximately $63,416 and $63,416 as of June 30, 2026 and 2025, respectively.

Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of equity but are excluded from net income. Other comprehensive loss consists of a foreign currency translation adjustment resulting from the Company not using the U.S. dollar as its functional currencies.

Basic and diluted loss per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended June 30, 2026 and 2025, the Company reported a net loss. As a result, all potentially dilutive securities, including the convertible debenture, were excluded from the calculation of diluted loss per share because their inclusion would have been antidilutive.

Foreign currency transactions

Our reporting currency is the U.S. dollar. The functional currency of our operations, except for Sichuan Hupan and Hupan Pharmaceutical, is the U.S. dollar. The functional currency of Sichuan Hupan and Hupan Pharmaceutical is the RMB. The assets, liabilities, revenues, and expenses of Sichuan Hupan and Hupan Pharmaceutical are remeasured in accordance with ASC 830. For the year ended June 30, 2026, assets and liabilities of Sichuan Hupan and Hupan Pharmaceutical are translated into U.S. dollars based upon exchange rates prevailing at the end of the year. Revenues and expenses of Sichuan Hupan and Hupan Pharmaceutical are translated at average exchange rates during the reporting period. The resulting translation adjustment is included in accumulated other comprehensive loss.

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	June 30, 2026	June 30, 2025
Balance sheet items, except for equity accounts	US$1=RMB 6.7851	US$1=RMB 7.1636
Items in the statements of income and cash flows	US$1=RMB 6.9940	US$1=RMB 7.2143

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
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

Concentrations and risks

a. Concentration of credit risk

The Company estimates credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash, accounts receivable, note receivable, other receivable and loan receivable balance from third parties. The Company has designed their credit policies with an objective to minimize their exposure to credit risk.

The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains majority of bank accounts in mainland China, where there is a RMB 500,000 deposit insurance limit for a legal entity’s aggregated balance at each bank. As of June 30, 2026 and 2025, Two and four banks account exceeded the insured limit in mainland China, respectively. To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the mainland China.

The Company also has the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of June 30, 2026 and 2025, no bank balance exceeded the insured limit. To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the United States.

The Company has adopted a credit policy of dealing with creditworthy counterparties to mitigate the credit risk from defaults. The management team conducts credit evaluations of its customers, and generally does not require collateral or other security from them. The Company establishes an accounting policy to provide for allowance for credit loss based on the individual customer’s financial condition, credit history, and the future economic conditions. Except loan receivable from a third party and other receivable are monitored on an ongoing basis with the result that the Company’s exposure to impairment is not significant. As of June 30, 2026 and 2025, the Company recognized an allowance for credit loss of $2,256,647 and nil on loan receivable from third parties. No provision was recorded on the Company’s other receivables as of those dates.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
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

e. Significant customers and suppliers

For the year ended June 30, 2026, four third-party customers individually accounted for 22.0%, 16.4%, 12.6% and 12.6%, respectively, of the Company’s total revenue. For the year ended June 30, 2025, three third-party customers individually accounted for 40.1%, 21.3% and 12.3%, respectively, of the Company’s total revenue.

As of June 30, 2026, four third-party customers individually accounted for 25.0%, 17.4%, 15.2%, and 11.1% of the Company’s total accounts receivable, respectively. As of June 30, 2025, three third-party customers individually accounted for 50.5%, 18.8% and 11.0% of the Company’s total accounts receivable, respectively.

For the year ended June 30, 2026, two third-party suppliers individually accounted for 49.7% and 40.0%, respectively, of the Company’s total purchase. For the year ended June 30, 2025, three third-party suppliers individually accounted for 78.3%, 10.5% and 10.4%, respectively, of the Company’s total purchase.

As of June 30, 2026, two third-party suppliers individually accounted for 45.3%, and 35.2% of the Company’s total accounts payables, respectively. As of June 30, 2025, one third-party supplier individually accounted for 95.3% of the Company’s total accounts payables, respectively.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recent accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates issued by the Financial Accounting Standards Board (“FASB”). Accounting standards that have been issued but are not listed below were assessed and determined either to be not applicable or not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

Accounting standards issued but not yet adopted

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

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recent accounting pronouncements (cont.)

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. ASU 2025-05 provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments of ASU 2025-05 should be applied prospectively and are effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-05 on its consolidated financial statements and related disclosures.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operation and comprehensive loss and statements of cash flows.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	June 30, 2026	June 30, 2025
Accounts receivable	$1,231,809	$1,439,959
Less: allowance for credit loss	(95,494)	(33,039)
Accounts receivable, net	$1,136,315	$1,406,920

The movement of allowance for credit loss for the years ended June 30, 2026 and 2025 is as follows:

	June 30, 2026	June 30, 2025
Beginning balance	$33,039	$-
Provision of expected credit loss allowance	58,801	32,807
Effect of foreign exchange translation	3,654	232
Ending balance	$95,494	$33,039

The Company recorded addition of allowance for credit loss of $58,801 and $32,807 for the years ended June 30, 2026 and 2025, respectively.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — INVENTORIES, NET

Inventories, net consists of the following:

	June 30, 2026	June 30, 2025
Finished goods	$196,638	$96,534
Less: inventory allowance	—	—
Inventories, net	$196,638	$96,534

NOTE 5 — LOAN RECEIVABLE FROM THIRD PARTIES, NET

Loan receivable from third parties, net consists of the following:

	June 30, 2026	June 30, 2025
Unrelated individual A (1)	$8,854,057	$11,380
Unrelated individual B (2)	574,789	—
Unrelated individual C	9,138	—
Gross loan receivable	9,437,984	11,380
Less: allowance for credit loss	(2,256,647)	—
Loan receivable, net	7,181,337	11,380

(1)	On October 8, 2024, the Company entered into a loan agreement with a third party providing for a principal amount of up to $2 million at a fixed interest rate of 4.35% per annum. This agreement was subsequently amended on July 3, 2025, to increase the available principal to $6 million and extend the maturity date at July 9, 2026, while remaining the same fixed interest rate. On December 25, 2025, the facility was further expanded to a maximum principal amount of $10 million. On July 3, 2026, the maturity date was extended to July 8, 2027. The loan is unsecured and without a pledge or guarantee from the third party. As of June 30, 2026 and 2025, the gross loan balance was $8,854,057 and $11,380, respectively. Management expect to collect the loan receivable before June 30, 2027.
(2)	During the year ended June 30, 2026, the Company entered into a loan agreement with a third party with a principal of $574,789 (RMB3,900,000), interest-free, with maturity date of December 31, 2026.

The Company recognized interest income of $268,711 and $28,120 in connection with loan receivable from third parties for the years ended June 30, 2026 and 2025, respectively.

For the year ended June 30, 2026, the Company recognized an allowance for expected credit loss allowance of $2,256,647 against the loan balance. The net carrying amount of the loan as of June 30, 2026 was $7,181,337 and the Company expected to collect within twelve months.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PREPAYMENT, DEPOSIT AND OTHER RECEIVABLE, NET

	June 30, 2026	June 30, 2025
Prepayment, other receivable and deposit (1)	$1,309,978	$246,700
Rent deposits	14,284	14,227
Advance to suppliers (2)	14,075	-
Ending balance	1,338,337	260,927
Less: non-current portion	(4,311)	(38,934)
Current portion	$1,334,026	$221,993

(1)	The Company entered several consulting agreements with third parties and issued shares for the services to be provided from July 2025 to December 2026. As of June 30, 2026, balance mainly represented the prepaid consulting services of approximately $1.2 million.

(2)	During the year ended June 30, 2026, the Company advanced $2,947,635 (RMB 20,000,000) to a supplier in connection with the anticipated purchase of inventory. During the year, the supplier was unable to fulfill its contractual obligations, and the Company determined that the advance was not recoverable and that no goods would be received. Accordingly, the Company wrote off the full amount of the advance and recognized a loss of $2,859,594 (RMB 20,000,000) in write-off of supplier advance in the consolidated statement of operation and comprehensive loss for the year ended June 30, 2026. As of June 30, 2026, no amount related to this supplier advance remained outstanding.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2026	June 30, 2025
Furniture and Fixtures	$28,930	$26,014
Machinery equipment	10,770	9,588
Vehicles	73,013	-
Software	5,687	5,386
Leasehold improvement	143,094	135,535
Subtotal	261,494	176,523
Less: accumulated depreciation	(70,422)	(15,921)
Property and equipment, net	$191,072	$160,602

Depreciation expense was $52,012 and $15,809 for the years ended June 30, 2026 and 2025, respectively.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INTANGIBLE ASSETS, NET

Net intangible assets consist of the following:

	June 30, 2026	June 30, 2025
License	$418,867	$418,867
Less: accumulated amortization	(138,911)	(53,427)
Intangible asset, net	$279,956	$365,440

On November 5, 2024, the Company purchased a license of pharmaceutical distribution in Mainland China through its acquisition of 100% equity interest in Hupan Pharmaceutical. The Company recognized the distribution license as an intangible asset of $418,867 based on the assessment of fair value at the purchase date, adjusted by deferred taxes impact on temporary tax differences in an asset acquisition using the simultaneous equations method. The transaction was closed on November 21, 2024. No impairment expense was recognized for the year ended June 30, 2026.

For the years ended June 30, 2026 and 2025, the Company recorded amortization expense of $85,484 and $53,427, respectively.

NOTE 9 — LEASES

The Company has two lease agreements for offices. During the year ended June 30, 2026, the Company terminated an office lease before its original expiration date and derecognized the related operating lease right-of-use asset and lease liability. No gain or loss was recognized upon termination. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total operating lease expenses on offices for the years ended June 30, 2026 and 2025 were $94,413 and $80,419, respectively.

The following table includes supplemental cash flow and non-cash information related to leases:

	For the Years Ended June 30,
	2026	2025
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$82,497	$91,969
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$-	$341,961

The weighted average remaining lease terms and discount rates for all of operating lease is as follows:

	June 30, 2026	June 30, 2025
Weighted-average remaining lease term (years):
Operating lease	3.50 years	3.63 years

Weighted average discount rate:
Operating lease	4.42%	4.42%

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — LEASES (cont.)

The following is a schedule of maturities of operating lease liabilities as of June 30, 2026:

Operating leases

Twelve months ending June 30,	Repayment
2027	$48,192
2028	48,192
2029	48,192
2030	24,095
Total future minimum lease payments	168,671
Less: imputed interest	(9,435)
Total operating lease liabilities	$159,236

NOTE 10 — ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables comprise the following amounts relating to the operation of the Company

	June 30, 2026	June 30, 2025
Credit card payables	$34,353	$47,384
Payroll liabilities	744,587	266,282
Accrued expense	783,276	585,501
Other payables	410,321	262,697
Total	$1,972,537	$1,161,864

NOTE 11 — LOANS PAYABLE

The loan balance consists of the following:

	June 30, 2026	June 30, 2025
Loan A	$24,650	$23,347
Loan B	147,382	139,595
Loan C	-	99,928
Loan D	61,995	-
Total	234,027	262,870
Less: loan payable, current	(187,750)	(262,870)
Loan payable, non-current	$46,277	$-

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — LOANS PAYABLE (cont.)

(A)	The Company entered a loan of RMB167,250 with a third party on August 9, 2024. The loan is unsecured, with no interest bearing and repayable on demand. Subsequent to the year end, the loan was repaid in full on July 23, 2026.

(B)	The Company entered a loan of RMB1,000,000 with a third party on June 6, 2025. The loan is unsecured, with no interest bearing for 12 months period and matured on May 31, 2026. Subsequent to the year end, the loan was repaid in full on August 4, 2026.

(C)

The Company entered a loan of $99,928 with a third party on June 27, 2025. The loan is at a fixed interest of 8.99% per annum and payable on monthly basis, for 11 months period and matured on May 27, 2026. The monthly payment is $9,498 blending of interest and principal.

During the year ended June 30, 2026, the Company cancelled an insurance policy associated with a loan arrangement and, as a result, was legally released from its obligation to repay the related loan. The Company determined that the liability had been extinguished as it was no longer the primary obligor. Accordingly, the Company derecognized the outstanding loan balance and recognized a gain on extinguishment of debt of $25,832, which is included in income from continuing operations.

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

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — CONVERTIBLE DEBTS (cont.)

The Note does not bear any interest absent an Event of Default (as defined in the Note) and matures on June 5, 2026. Commencing on the earlier of (i) the 60-day anniversary after the date hereof and (ii) the date on which the first Resale Registration Statement shall have been declared effective by the Commission, the Company is required to pay to the Investor the outstanding principal balance under the Note in monthly installments, on such date and each one (1) month anniversary thereof, in an amount equal to 105% of the total principal amount multiplied by the quotient determined by dividing one by the number of months remaining until the maturity date of the Note, until the outstanding principal amount has been paid in full or, if earlier, upon acceleration, conversion or redemption of the Note in accordance with its terms. All monthly payments are payable by the Company, in cash, provided that under certain circumstances, as provided in the Note, the Company may elect to pay in common stock. The number of common shares to be converted shall be calculated by the monthly payment divided by the Conversion Price. The Conversion Price is the lesser of (i) the initial fixed conversion price of $1.9098 and (ii) 95% of the average of the four lowest daily VWAPs during the 20-trading day period immediately preceding the applicable payment date, provided that such price shall not be less than the Floor Price of $0.234. At any time after the original issuance date, the Note shall be convertible (in whole or in part) at the option of the Investor into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing (x) that portion of the outstanding Principal and any accrued and unpaid interest thereon that Invest elects to convert by (y) the Applicable Conversion Price then in effect on the date.

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

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — CONVERTIBLE DEBTS (cont.)

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

During the year ended June 30, 2026, the holder of the Company’s convertible notes converted portions of the outstanding principal balance into shares of the Company’s common stock pursuant to the original terms of the respective note agreements.

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

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — CONVERTIBLE DEBTS (cont.)

As of June 30, 2026, the Company had $85,085 in convertible notes outstanding, which remain convertible under the original terms.

	June 30, 2026	June 30, 2025
Long term debt
Outstanding principal	$74,747	$1,021,819
Unamortized Initial Purchaser’s debt discount and debt issuance cost	-	(150,948)
Accrued interest	10,338	39,804
Net carrying amount	$85,085	$910,675

Convertible debts, current	$85,085	$910,675

The Company recognized interest expense of $139,451 and $229,254 for the years ended June 30, 2026 and 2025, which includes $109,753 and $138,994 related to the amortization of the debt discount and issuance costs.

Subsequent to June 30, 2026, the Company repaid in full the outstanding principal balance, together with accrued interest. As a result, the Company had no further obligations under the convertible debt.

NOTE 13 — GENERAL AND ADMINISTRATIVE EXPENSES

	For the Years Ended June 30,
	2026	2025
Payroll and staff benefit expense	$780,882	$572,334
Professional expense	4,318,739	1,243,255
Travelling and entertainment	67,118	347,771
Office expense	49,335	17,496
Lease expense	94,413	80,419
Insurance	54,322	119,632
Other expense	139,514	99,994
Depreciation on plant property and equipment	52,012	15,809
Advertising	-	28,598
Rent expense of short-term lease	13,812	7,390
Amortization on intangible assets	85,484	53,427
Bank charge	16,712	523
Motor expense	4,698	5,326
Management fee	3,231	8,164
Repair & maintenance	9,410	14,361
Total	$5,689,682	$2,614,499

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — SELLING EXPENSES

	For the Years Ended June 30,
	2026	2025
Advertising	$1,163,396	$137,306
Payroll	483,259	158,720
Market research expense	474,800	-
Warehousing and logistics expenses	118,278	56,571
Entertainment expense	162,629	31,724
Business development expense	155,920	-
Others	84,385	8,969
Total	$2,642,667	$393,290

NOTE 15 — INCOME TAXES

Corporate Income Taxes

Under current U.S. federal tax law, corporations are subject to a federal corporate income tax rate of 21% on taxable income, as established by the Tax Cuts and Jobs Act of 2017 (Public Law 115-97). In addition to federal income tax, corporations may also be subject to state and local income taxes, which generally range from 0% to approximately 12%, depending on the jurisdiction.

Under the PRC Enterprise Income Tax Law (the “EIT Law”), the standard enterprise income tax rate for domestic enterprises and foreign invested enterprises is 25%.

Under the current tax laws of Cayman Islands, the Company’s subsidiaries in Cayman Islands are not subject to tax on income or capital gain. Additionally, the Cayman Islands does not impose a withholding tax on payments of dividends to shareholders.

As of June 30, 2026 and 2025, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the years ended June 30, 2026 and 2025, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods.

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis for the year ended June 30, 2026

The Income tax expense applicable to loss before income taxes consists of the following:

	For the Years Ended June 30,
	2026	2025
Current income tax expense:
Federal	$-	$-
State	-	-
Foreign	174,611	233,855
Total current income tax	174,611	233,855
Deferred income tax benefit
Federal	-	-
State	-	-
Foreign	(82,900)	(21,559)
Total deferred income tax benefit	(82,900)	(21,559)
Income tax expense	$91,711	$212,296

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — INCOME TAXES (cont.)

Corporate Income Taxes (cont.)

(Loss) income before income tax consists of the following:

	For the Years Ended June 30,
	2026	2025
U.S.	(6,785,652)	(1,804,645)
Foreign	(3,261,055)	118,159
Loss before income tax	$(10,046,707)	$(1,686,486)

The income tax expense differs from the amount computed by applying the U.S. federal statutory rate of 21.0% to loss before income taxes for the year ended June 30, 2026 as follows:

	For the Year Ended June 30,
	2026
US Federal Statutory Tax Rate	$(2,109,808)	21.0%

State and Local Income Taxes, Net of Federal Income Tax Effect (1)	-	-
Change in valuation allowance	1,424,986	(14.2)%
Foreign tax effects
PRC
Statutory tax rate difference between PRC and US	(129,635)	1.3%
Non-deductible expense	64,414	(0.6)%
Change in valuation allowance	913,705	(9.0)%
Other adjustment	(76,191)	0.7%
Other foreign jurisdictions	4,240	-%
Total income tax expense	$91,711	(0.9)%

(1)	The Company’s U.S. subsidiary is incorporated in Nevada, which does not impose a state corporate income tax. Accordingly, there is no state and local income tax expense related to the U.S. subsidiary.

The income tax expense differs from the amount computed by applying the U.S. federal statutory rate of 21% to loss before income taxes for year ended June 30, 2025 as follows:

For the Year Ended June 30,
2025
Loss before tax	$(1,686,486)
Statutory state tax rate	21%
Income tax recovery at the federal statutory rate	(354,162)

Non-deductible expense	26,565
Change in valuation allowance	535,167
Foreign tax rate differential	4,726
Total income tax expense	$212,296

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — INCOME TAXES (cont.)

Corporate Income Taxes (cont.)

The amount of cash paid for income taxes (net of refunds) for the year ended June 30, 2026 is as follows:

For the Year Ended June 30,
2026
Federal	$-
State	-
Foreign
PRC	18,009
Total income taxes paid, net of refunds	$18,009

The Company’s deferred tax assets and liabilities consist of the following:

	June 30 2026	June 30, 2025
Deferred tax assets:
Allowance for credit loss – account receivable	$23,874	$8,260
Allowance for credit loss – loan receivable	473,896	-
Allowance for credit loss – advances to supplier	736,909	-
Accrued advertising expense	51,522	-
Refundable liability net of right of return asset	87,106	-
Non-capital loss carried forward	1,574,163	535,167
Total deferred tax assets	2,947,470	543,427
Less: Valuation allowance	(2,873,858)	(535,167)
Total deferred tax assets, net of valuation allowance	73,612	8,260
Net off against deferred tax liabilities	(73,612)	(8,260)
Deferred tax assets, net	$-	$-

Deferred tax liabilities:
Intangible asset – license	$(73,612)	$(91,360)
Total deferred tax liabilities	(73,612)	(91,360)
Net off against deferred tax assets	73,612	8,260
Deferred tax liabilities, net	$-	$(83,100)

As a result of the disposition of ABL Chicago, the Company derecognized approximately 1.7 million of gross deferred tax assets, primarily related to net operating loss carryforwards and other deductible temporary differences, together with the associated valuation allowance of approximately $1.7 million. The deferred tax assets and related valuation allowance were attributable to the disposed subsidiary and were no longer included in the Company’s consolidated deferred tax balances following the disposition.

As of June 30, 2026 and 2025, the accumulated tax losses of subsidiary incorporated in the U.S. of approximately $6.7 million and approximately $1.8 million, are allowed to be carried forward to offset against future taxable profits. The carry forward of non-capital losses in the U.S. generally has no time limit, but the loss could be only offset up to 80% of taxable income in a given year. The carry forward of net operating loss generated by the subsidiaries incorporated in the PRC, subject to the agreement of the PRC tax authorities, of approximately $0.9 million and $0.6 million as of June 30, 2026 and 2025 can be carried forward for 5 years.

The deferred tax liability related to the license is expected to reverse through future amortization over the period ending October 22, 2029, and the resulting taxable income is expected to be offset by the Company’s tax loss carryforwards, accordingly, this deferred tax liability has been offset against the Company’s deferred tax assets

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — INCOME TAXES (cont.)

Corporate Income Taxes (cont.)

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of June 30, 2026 and 2025, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interests and penalties tax for the years ended June 30, 2026 and 2025.

PRC

According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended to five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB0.1 million is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion.

U.S.

The statute of limitations for the Company’s subsidiary in the U.S. is three years from the date the respective tax returns were filed, subject to certain exceptions and extensions under applicable tax laws.

NOTE 16 — RELATED PARTY TRANSACTION AND BALANCE

The relationship of related parties is summarized as follows:

Name of Related Party	Relationship with the Company
Mr. Yang Li (“Mr. Li”)	The Chief Executive Officer (“CEO”), the Chairman, the Chief Operating Officer (“COO”) and Director

The Company had the following balances with related parties:

	For the Years Ended June 30,
	2026	2025
Amount due to a related party
Mr. Li (1)	$220,220	$-

(1)	During the year ended June 30, 2026, Mr. Li (“CEO”) paid certain expenses on behalf of the Company and its subsidiaries totaling $220,220. The amounts paid by the CEO were recorded as amounts due to the CEO. As of June 30, 2026, the Company owed the CEO approximately $220,220. The amount due to the CEO is unsecured, non-interest-bearing, and payable on demand.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — DISCONTINUED OPERATIONS AND SALES OF ABL CHICAGO

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

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — DISCONTINUED OPERATIONS AND SALES OF ABL CHICAGO (cont.)

Results of Discontinued Operations

Net income (loss) from discontinued operations details is as follows:

	For the Period from July 1, 2025 to Date of Disposal	For the Year Ended June 30, 2025
Revenue	$10,678,106	$15,027,960
Cost of revenue	9,768,331	13,699,648
Operating expenses	2,661,614	4,797,033
Loss from operation	(1,751,839)	(3,468,721)
Gain on sale of ABL Chicago	2,556,315	-
Other expense, net	(150,088)	210,948
Net income (loss) from discontinued operations, before tax	654,388	(3,257,773)
Income tax expense	-	89,581
Income (loss) from discontinued operations, net of tax provision	$654,388	$(3,347,354)

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

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — DISCONTINUED OPERATIONS AND SALES OF ABL CHICAGO (cont.)

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

Accounts receivable, net

Accounts receivables are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company grant credit to customers, without collateral, under normal payment terms. The Company uses a loss rate method to estimate allowance for credit losses for accounts receivable from cross-border freights solutions. Loss-rate approach is based on the historical loss rates. The Company evaluates the expected credit loss of accounts receivable based on customer financial condition and historical collection information adjusted for current market economic conditions and forecasts of future economic performance when appropriate. For those past due balances over one year and other higher risk receivables identified by the Company are reviewed individually for collectability. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of June 30, 2025, the Company recorded the allowance of credit loss of $54,689.

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

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — DISCONTINUED OPERATIONS AND SALES OF ABL CHICAGO (cont.)

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

Lease

ABL Chicago has multiple lease agreements for warehouses, warehouse machinery and equipment and offices.

The following table includes supplemental cash flow and non-cash information related to leases:

	For the Period from July 1, 2025 to Date of Disposal	For the Year Ended June 30, 2025
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows from discontinued operation - operating leases	$1,599,276	$1,448,064
Operating cash flows from discontinued operation - finance leases	$4,466	$5,859
Financing cash flows discontinued operation - from finance leases	$20,980	$30,779
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$-	$1,105,533
Finance lease liabilities	-	$89,003

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — DISCONTINUED OPERATIONS AND SALES OF ABL CHICAGO (cont.)

Accrued liabilities and other payables

Accrued liabilities and other payables comprise the following amounts relating to the discontinued operation:

June 30, 2025
Credit card payables	$323,382
Payroll liabilities	112,076
Accrued expense	220,823
Other payables	301,849
Total	$958,130

Loan payable to a related party

On March 1, 2025, the Company entered into a loan agreement with a related party – ABL Shenzhen for a principal amount up to $124,176, bearing interest at a fixed interest rate of 7.79% per annum, with a maturity date of March 1, 2028. The loan balance was $124,176 as of June 30, 2025, and interest expense in connection with the loan for the year ended June 30, 2025 was nil.

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

(a) Equipment loans

The Company made the total principal repayments of $49,712 in connection with the above equipment loans during the year ended June 30, 2025. Interest expenses for the above-mentioned above equipment loans amounted to $5,235 during the year ended June 30, 2025.

(b) Vehicle loans

The Company made the total principal repayments of $65,987 in connection with the vehicle loans during the year ended June 30, 2025. Interest expenses for the above-mentioned vehicle loans amounted to $11,037 during the year ended June 30, 2025.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — DISCONTINUED OPERATIONS AND SALES OF ABL CHICAGO (cont.)

Loan payable (cont.)

(c) Other loans

The Company made the total principal repayments of $533,440 in connection with the above other loans during the year ended June 30, 2025. Interest expenses for the above-mentioned other loans amounted to $100,096 during the year ended June 30, 2025.

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

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — DISCONTINUED OPERATIONS AND SALES OF ABL CHICAGO (cont.)

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

e) Summary of related parties’ transactions

	For the Period from July 1, 2025 to Date of Disposal	For The Year Ended June 30, 2025
Revenue from Weship (a)	$15,435	$8,241
Revenue from ABL Wuhan (a)	$831,021	$1,196,119
Revenue from ABL Shenzhen (a)	$530,888	$698,371
Revenue from ABL LAX (a)	$2,585	$3,084
Rental income from Weship (c)	$155,344	$331,665
Rental income from Intermodal (d)	$8,199	$20,021
Cost of revenue charged by Weship (b)	$402,846	$869,975
Cost of revenue charged by Intermodal (e)	$386,468	$673,823
Cost of revenue charged by ABL Wuhan (f)	$96,310	$133,403
Cost of revenue charged by ABL LAX (f)	$-	$2,737
Interest expenses charged by ABL Shenzhen	$6,448	$2,418

During the years ended June 30, 2026 and 2025, the Company had the following transactions with its related parties — Weship, ABL Wuhan, ABL Shenzhen, ABL LAX and Intermodal

(a)	The Company provides logistic forwarding services to Weship, ABL Wuhan and ABL Shenzhen and charges Weship, ABL Wuhan and ABL Shenzhen at its regular market rate for the services provided.

(b)	Weship is one of the Company’s vendors for truck delivery service.

(c)	The Company subleased portion of its warehouse space to Weship for rental income. The Company subleased its warehouse in Chicago to Weship in July 2023 and again for the period from January 2024 to February 12, 2026. The Company also subleased another warehouse with monthly rent of $6,500 from August 01, 2023 to October 31, 2024.

(d)	The Company subleased portion of its warehouse space to Intermodal for year ended February 12, 2026.

(e)	Intermodal is one of the Company’s vendors, providing truck delivery service and provides labor forces.

(f)	ABL Wuhan provides labor force and certain cross-border freight consolidation and forwarding services and is one of our cross-border freight consolidation and forwarding service providers.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — DISCONTINUED OPERATIONS AND SALES OF ABL CHICAGO (cont.)

Related party transactions (cont.)

f) Salaries and employee benefits paid to major shareholders

	For the Period from July 1, 2025 to Date of Disposal	For The Year Ended June 30, 2025
Mr. Henry Liu	$56,782	$110,205
Mr. Shuai Li	65,065	115,282
Total	$121,847	$225,487

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

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — STOCKHOLDERS’ EQUITY

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

On July 16, 2025, the Company entered into Securities Purchase Agreements with certain investors for the issuance and sale of an aggregate of 2,000,000 shares of its common stock, par value $0.0001 per share (the “Shares”), through a private offering. The Shares were sold at a purchase price of $0.75 per share, resulting in total gross proceeds of approximately $1,500,000. Upon closing of the private offering, the Company issued 2,000,000 common shares and recorded as an increase to common stock of $200 and additional paid-in capital of $1,499,800 on the consolidated balance sheet.

On August 4, 2025, the Company entered into Securities Purchase Agreements with certain investors for the issuance and sale of an aggregate of 1,807,229 shares of its common stock, par value $0.0001 per share (the “Shares”), through a private offering. The Shares were sold at a purchase price of $0.83 per share, resulting in total gross proceeds of approximately $1,500,000. Upon closing of the private offering, the Company issued 1,807,229 common shares and recorded as an increase to common stock of $181 and additional paid-in capital of $1,499,819 on the consolidated balance sheet.

On December 15, 2025, the Company entered into Securities Purchase Agreements with certain investors for the issuance and sale of an aggregate of 8,400,000 shares of its common stock, par value $0.0001 per share (the “Shares”), through a private offering. The Shares were sold at a purchase price of $0.70 per share, resulting in total gross proceeds of approximately $5,880,000. Upon closing of the private offering, the Company issued 8,400,000 common shares. As of June 30, 2026, a total of $1,427,769 of the gross proceeds related to these shares had not yet been received by the Company. Therefore, the Company recorded as an increase to common stock of $840, additional paid-in capital of $5,879,160 and subscription receivable of $1,427,769 on the consolidated balance sheet in connection with this private offering.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — STOCKHOLDERS’ EQUITY (cont.)

Common Stocks (cont.)

Private offering (cont.)

On December 29, 2025, the Company entered into Securities Purchase Agreements with certain investors for the issuance and sale of an aggregate of 5,600,000 shares of its common stock, par value $0.0001 per share (the “Shares”), through a private offering. The Shares were sold at a purchase price of $0.14 per share, resulting in total gross proceeds of approximately $784,000. Upon closing of the private offering, the Company issued 5,600,000 common shares and recorded as an increase to common stock of $560 and additional paid-in capital of $783,440 on the consolidated balance sheet. The issuance price was agreed upon through commercial negotiations between the Company and the investors, and this overall issuance has been ratified by the 2026 Annual Meeting of Stockholders held on February 12, 2026.

Convertible debts conversion

During the year ended June 30, 2026, holders of the Company’s convertible notes elected to convert an aggregate principal amount of $661,536 into 820,330 shares of the Company’s common stock pursuant to the original terms of the note agreements. The conversions resulted in a reduction of the carrying amount of convertible debt by $512,733, which was reclassified to stockholders’ equity. Accordingly, the Company recorded an increase to common stock of $82 (reflecting the par value of shares issued) and an increase to additional paid-in capital of $512,651.

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

On July 21, 2025, the Company entered into a consulting agreement (the “Consulting Agreement”) with China PINX International Investment Group Limited (“China PINX”) to provide merger and acquisition consulting and other related service to the Company for a period from July 21, 2025 to June 30, 2026. Upon signing the agreement, the Company issued 500,000 restricted common shares, valued at the closing price on the issuance date.

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

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — STOCKHOLDERS’ EQUITY (cont.)

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

For the year ended June 30, 2026, the Company issued 5,300,000 shares of its common stock in connection with consulting agreements. In connection with these issuances, the Company recognized consulting expense of $3,254,580, recorded prepaid consulting services of $1,168,120, and increased additional paid-in capital by $4,422,170 during the period.

As of June 30, 2026 and 2025, 34,427,559 and 10,500,000 common shares were issued and outstanding, respectively, with par value of $0.0001.

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

As of June 30, 2026, 75,000 warrants in connection with IPO funding was outstanding, with an exercise price of $4.5 and remaining life of 3.00 years.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — STOCKHOLDERS’ EQUITY (cont.)

Common stock purchase warrants

Pursuant to the Securities Purchase Agreement, the Company agreed to issue, upon the consummation of the closing of each tranche, common stock purchase warrants (“Warrants”) to the Investor (see Note 12).

As of June 30, 2026, 318,827 warrants in connection with the first closing of the first tranche of the Notes were outstanding, with an exercise price of $1.9098 and remaining life of 3.68 years.

As of June 30, 2026, 202,082 warrants in connection with the second closing of the first tranche of the Notes were outstanding, with an exercise price of $1.929 and remaining life of 3.81 years.

Subscription receivable

During the year ended June 30, 2026, the Company entered into a private placement agreement. As of June 30, 2026, a total of $1,427,769 of the gross proceeds related to these shares had not yet been received by the Company.

This amount is recorded as Subscription Receivable and is presented as a deduction from Shareholders’ Equity in the accompanying Consolidated Balance Sheets. The Company expects to collect the full outstanding balance during the next quarter.

Statutory reserves

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve as determined pursuant to PRC statutory laws totaled approximately $63,416 and $63,416 as of June 30, 2026 and 2025, respectively.

NOTE 19 — LOSS PER SHARE

For the years ended June 30, 2026 and 2025, all potentially dilutive securities, including the convertible debenture and warrants, were excluded from the calculation of diluted loss per share because the Company was in a loss position. Their inclusion would have been antidilutive.

	For The Years Ended June 30,
	2026	2025
Net loss from continuing operations	$(10,138,418)	$(1,898,782)
Net income (loss) from discontinued operation	654,388	(3,347,354)
Net loss attributable to the Company	$(9,484,030)	$(5,246,136)

Weighted average number of common shares outstanding – Basic and Diluted	25,718,643	7,557,534

Basic and Diluted Net Income (Loss) per Common Share
Continuing operations	$(0.39)	$(0.25)
Discontinued operations, net of tax	$0.03	$(0.44)
Total Basis and diluted loss per share attributable to the Company	$(0.36)	$(0.69)

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — SEGMENT INFORMATION

The Company follows Financial Accounting Standards Board (FASB”) Accounting Standards codification “ASC”) Topic 280, Segment Reporting, as amended by Accounting Standards Update (“ASU”) No.2023-07. Segment Reporting Topic 280: Improvements to Reportable Segment Disclosures, the Company continually monitors the reportable segments for changes in fact and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment. The Company adopted ASU 2023-07 on July 1, 2024 and applied the amendments retrospectively to all prior periods presented. The adoption affected the Company’s segment disclosures but did not affect the recognition or measurement of amounts in its consolidated financial statements.

The Company’s CODM is Mr. Yang Li, the CEO. The Company has determined that it has only one operating segment and therefore one reportable segment after considering several sources of information, including the Company’s internal organizational structure, the basis on which budgets and forecasts are prepared, the financial information that the Company’s CODM reviews in evaluating company performance and determining how resources should be allocated, and how the Company releases information to the public and analysts. The CODM manages all business activities on a consolidated basis, and as a result, the Company has concluded that as of June 30, 2026, there is only one operating segment and therefore one reportable segment.

The Company’s one reportable segment serves its customers primarily by providing pharmaceutical products in China. The Company generates a substantial percentage of its revenue from selling pharmaceutical products on a direct basis, whereby it is exposed to the risks and rewards of ownership of the material while in its possession.

As the one reportable segment is managed on a consolidated basis, the measure of segment profit or loss is consolidated net loss. The CODM uses consolidated net loss to assess the performance of the Company’s one segment and decide how and where to allocate resources. Net loss, and components of net loss, are used to monitor actual performance and are compared to budgeted and forecasted results to assess the performance of the Company’s one reportable segment and set targets. The measure of consolidated segment assets is reported on the Balance Sheets as total assets.

The Company regularly provides the CODM with a reporting package that is structured similarly to the statements of earnings, and the CODM reviews consolidated net earnings (loss) as a key performance measure of profit (loss) for the Company’s single reportable segment and reviews significant expenses on a consolidated basis consistent with the presentation on the consolidated statements of earnings. The CODM’s review is focused on the consolidated results for the Company.

The following table presents the significant expenses that are regularly provided to the CODM for the one reportable segment and the required disclosable amounts that are included in consolidated and combined net earnings for the years ended June 30, 2026 and 2025.

	For the years ended June 30,
	2026	2025
Revenue from external customers	$5,850,681	$2,762,465
Cost of revenue	2,535,639	1,212,318
Gross profit	3,315,042	1,550,147
Selling expense	2,642,667	393,290
General and administrative expense	5,689,682	2,614,499
Provision of allowance for expected credit loss on accounts receivable	58,801	32,807
Write-off of supplier advance	2,859,594	-
Provision of allowance for expected credit loss on loan receivable	2,256,647	-
Operating loss	(10,192,349)	(1,490,449)
Other income (expense)
Other income, net	295,299	33,217
Interest expense	(149,657)	(229,254)
Loss before income tax	(10,046,707)	(1,686,486)
Income tax expense	91,711	212,296
Net loss	$(10,138,418)	$(1,898,782)

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — COMMITMENTS AND CONTINGENCIES

Contractual Commitments

As of June 30, 2026, the Company’s contractual obligations consist of the following:

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$168,671	$48,192	96,384	24,095	—
Vehicle loans	64,453	16,758	30,937	16,758	—
Other loans	172,031	172,031	—	—	—
Convertible debts	85,085	85,085	—	—	—
Total	$490,240	$322,066	127,321	40,853	—

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s unaudited consolidated financial position or results of operations or liquidity as of June 30, 2026.

NOTE 22 — ASSETS ACQUISITION

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

The Company recorded impairment of intangible assets of nil for the years ended June 30, 2026 and 2025.

QUANOME TECHNOLOGIES, INC. (FORMERLY KNOWN AS LAKESIDE HOLDING LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2026 up through the date the consolidated financial statements were issued, and unless disclosed below, there are not any material subsequent events that require disclosure in these consolidated financial statements.

Amendments to the Articles of Incorporation and Bylaws

On July 2, 2026, the Company filed a Certificate of Amendment to its articles of incorporation, as amended (“Amended Articles of Incorporation”), with the Secretary of State of the State of Nevada (the “Nevada Secretary of State”) to (i) increase the number of authorized shares of common stock, par value $0.0001 (“Common Stock”) from 200,000,000 to 2,000,000,000, and (ii) authorize the issuance of up to 1,000,000,000 shares of blank check preferred stock. The Amended Articles of Incorporation authorize the Company’s board of directors to designate from time to time one or more classes or one or more series of preferred stock within any class, and to prescribe the voting powers, designations, preferences, limitations, restrictions and relative rights of the shares of each such series of preferred stock, without requiring a vote of the shareholders.

Loan extension agreement

On July 3, 2026, the Company entered into an agreement with the third party to extend the loan’s maturity date from July 9, 2026 to July 8, 2027, while other terms remain unchanged.

New subsidiaries incorporation

On September 10, 2026, XDT, Inc., a Delaware corporation specializing in dedicated artificial intelligence compute capacity and managed inference services, was incorporated as a wholly owned subsidiary of Quanome Technologies, Inc.

On September 10, 2026, XDT US HoldCo, LLC, a Delaware limited liability company specializing in dedicated artificial intelligence compute capacity and managed inference services, was established as a wholly owned subsidiary of XDT, Inc.

On September 10, 2026, XDT Infrastructure I, LLC, a Delaware limited liability company specializing in dedicated artificial intelligence compute capacity and managed inference services, was established as a wholly owned subsidiary of XDT US HoldCo, LLC.

On September 10, 2026, XDT Infrastructure II, LLC, a Delaware limited liability company specializing in dedicated artificial intelligence compute capacity and managed inference services, was established as a wholly owned subsidiary of XDT US HoldCo, LLC.

Purchase and Sale Agreement

On September 16, 2026, the Company entered into a Purchase and Sale Agreement and related purchase order (collectively, the “Purchase Agreement”) with Compal Electronics, Inc. for the purchase of 32 GPU server units for an aggregate purchase price of approximately US$18.8 million. Under the Purchase Agreement, the Company is required to make an initial payment equal to 20% of the aggregate purchase price following acceptance of the purchase order, with the remaining 80% payable prior to shipment, subject to the satisfaction of the applicable delivery and other conditions set forth in the Purchase Agreement.

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

Based upon this evaluation, our management concluded that as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of June 30, 2026 due to the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors, and their ages and positions as of the date of this report, are set forth below:

Name	Age	Position(s)
Yang Li	44	Chief Executive Officer, Chief Operating Officer, Chairman and Director
Long (Leo) Yi	49	Chief Financial Officer and Director
Zhengyi (Janice) Fang	34	Independent Director
Chao Liu	44	Independent Director
Aik Siang Goh	49	Independent Director

Mr. Yang Li joined us as our Chief Operating Officer and Chairman of the Board of Director in August 2025 and brings extensive leadership experience. Mr. Li was later appointed as our Chief Executive Officer in December 2025. Before joining us, Mr. Li served as Chief Executive Officer of Shanghai Nanchao Technology Inc. from 2014 to 2025, Managing Partner at Consensus Capital from 2017 to 2018, Chief Technology Officer of Dealuse Technology Inc. from 2010 to 2014, and began his career at TBA Digital Inc. from 2008 to 2010. Mr. Li holds a Bachelor of Arts in Computing Science from Simon Fraser University, and served as an Adjunct Lecturer at Fudan University’s Master of Science in Engineering program from 2016 to 2018.

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

Ms. Chao Liu has served as an independent director since September 21, 2026. Ms. Chao Liu brings more than a decade of leadership experience across investment, real estate and non-profit organizations. Ms. Liu has served as President of Prosperity Alliance Singapore, an affiliate of the United Nations Institute for Training and Research (UNITAR) since 2025, as Chief Executive Officer of The HLW Investment (Singapore) since 2023, and as Chief Executive Officer of The HLW Investment USA since 2013, where Ms. Liu is responsible for real estate investment and property management. Ms. Liu founded the Brotherhood Cup Foundation USA in November 2021 and served as founder of the Brotherhood Cup (China), a charity organization, from 2008 to 2019. Ms. Liu received a Bachelor’s degree in Tourism and Hospitality Management from the University of Surrey in the United Kingdom and a Master’s degree in Human Resource Management from the University of Sydney in Australia.

Mr. Aik Siang Goh has served as an independent director since September 2025. As a seasoned entrepreneur and business leader with over two decades of experience, Mr. Goh focus on leveraging cutting-edge technologies to drive innovation and growth. From 2022 to 2025, Ms. Goh served as Founder and Chairman of Edge Matrix Computing (EMC). Mr. Goh earned a Master of Finance Management degree from the Macquarie Graduate School of Management in 2008 and a Bachelor of Commerce (Finance) in University of Melbourne in 1999.

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

Our board of directors has undertaken a review of the independence of each director and, based on the information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Zhengyi (Janice) Fang, Chao Liu and Aik Siang Goh qualify as independent directors in accordance with the Nasdaq rules. Our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each director.

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

Audit Committee. Our audit committee consists of Ms. Zhengyi (Janice) Fang, Ms. Chao Liu and Mr. Goh, and is chaired by Ms. Fang. Ms. Fang, Ms. Liu and Mr. Goh each satisfies the “independence” requirements of Rule 5605(c)(2) of the Listing Rules of the Nasdaq and meet the independence standards under Rule 10A-3 under the Exchange Act, as amended. We have determined that Ms. Fang qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

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

Compensation Committee. Our compensation committee consists of Ms. Fang, Ms. Liu and Mr. Goh, and is chaired by Ms. Liu. Ms. Fang, Ms. Liu and Mr. Goh each satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq. The compensation committee assists the board of directors in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our executive officers may not be present at any committee meeting during which their compensation is deliberated upon. The compensation committee is responsible for, among other things:

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

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Ms. Fang, Ms. Liu and Mr. Goh, and is chaired by Mr. Goh. Ms. Fang, Ms. Liu and Mr. Goh each satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board of directors and its committees. The nominating and corporate governance committee is responsible for, among other things:

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

Code of Business Conduct and Ethics

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

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten (10) percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5 and any amendments thereto furnished to us, we believe that during the fiscal year ended June 30, 2026, all filing requirements applicable to our executive officers and directors and 10% stockholders under the Exchange Act were met in a timely manner, except Xiaoou Li failed to file a Form 3 upon becoming an insider on August 29, 2025.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our named executive officers (“NEOs”) for the fiscal years ended June 30, 2025 and 2026.

Name and Principal Position	For the Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other ($)	Total ($)
Yang Li (1)	2026	56,250	-	-	-	-	-	-	56,250
Chief Executive Officer, Chairman, Chief Operating Officer and Director	2025	-	-	-	-	-	-	-	-

Henry Liu (2)	2026	50,677	-	-	-	-	-	-	50,677
Former Co-Chief Executive Officer	2025	73,200	-	-	-	-	-	-	73,200

Shuai Li (3)	2026	-	-	-	-	-	-	-	-
Former Chief Operating Officer	2025	83,882	-	-	-	-	-	-	83,882

Long Yi (4)	2026	95,000	-	-	-	-	-	-	95,000
Chief Financial Officer	2025	80,000	-	-	-	-	-	-	80,000

Lan Su (5)	2026	38,543	-	-	-	-	-	-	38,543
Former Chief Operating Officer	2025	34,127	-	-	-	-	-	-	34,127

(1)	Mr. Li became our Chief Operating Officer and Chairman of the Board of the Company on August 29, 2025. Effective December 15, 2025, Mr. Li became our joint Chief Executive Officer. Effective June 2, 2026, following Mr. Liu’s resignation as Co-Chief Executive Officer, Mr. Li became our sole Chief Executive Officer.

(2)	Mr. Liu served as our Chief Executive Officer until December 15, 2025, and as our Co-Chief Executive Officer from December 15, 2025 until his resignation as Co-Chief Executive Officer effective June 2, 2026.

(3)	Effective December 9, 2024 and March 13, 2025, Mr. Shuai Li resigned as the Chief Operating Officer and the director of the Company, respectively. Meanwhile, he remains one of the senior management of ABL.

(4)	Mr. Yi became our Chief Financial Officer upon the completion of our initial public listing on June 27, 2024.

(5)	Mr. Su became our Chief Operating Officer on December 9, 2024. Effective August 29, 2025, Mr. Su resigned from the Board of the Company. Meanwhile, he remains one of the senior managements of Hupan Pharmaceutical.

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

Equity-Based Compensation

During the fiscal year ended June 30, 2026 and as of the date of this report, no equity-based compensation was granted to our executive officers, including under the 2025 Equity Incentive Plan.

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

Our NEOs did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the fiscal year ended June 30, 2026. Our board of directors may elect to provide our officers and other employees with non-qualified defined contribution or other non-qualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Our NEOs did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the fiscal year ended June 30, 2026.

Director Compensation

The following table sets forth certain information concerning the compensation of our then-serving executive directors for the fiscal year ended June 30, 2026, except that the compensation of Mr. Yang Li, Mr. Long Yi and Mr. Lan Su as a director is included in “- Summary Compensation Table”:

Name and Principal Position	For the Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other ($)	Total ($)
Yiye Zhou (1)	2026	5,000							5,000

Zhengyi (Janice) Fang	2026	20,000							20,000

Cynthia Vuong (2)	2026	5,000							5,000

Xiaoou Li (3)	2026	15,000							15,000

Aik Siang Goh(4)	2026	15,000							15,000

(1)	Effective September 30, 2025, Ms. Yiye Zhou resigned from the Board of the Company.

(2)	Effective August 15, 2025, Ms. Vuong resigned from the Board of the Company.

(3)	Effective August 29, 2025, Ms. Xiaoou Li was elected to the Board of the Company. Effective September 21, 2026, Ms. Li resigned from the Board of the Company.

(4)	Effective September 30, 2025, Mr. Aik Siang Goh was elected to the Board of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information, as of the date of this report, with respect to the beneficial ownership of our shares of common stock by: (a) each named executive officer, each of our directors, and our directors and executive officers as a group; and (b) each person or entity known by us to own beneficially more than 5% of our shares of common stock. Percentage ownership is based on an aggregate of 34,427,559 shares of common stock outstanding as of the date of this report. We have determined beneficial ownership in accordance with the rules of the SEC.

Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	%†
Executive Officers and Directors
Yang Li	-	-
Long (Leo) Yi	-
Aik Siang Goh	-
Zhengyi (Janice) Fang	-
Chao Liu	-
All Executive Officers and Directors as a group	-

5% or Greater Holders
Brink Holding Limited (1)	2,950,000	8.6%
Changfu Zhou (2)	2,700,600	7.8%

(1)	Represents 2,950,000 shares of common stock held of record by Brink Holding Limited, a company wholly owned by Ms. Huifen Hua organized under the laws of British Virgin Islands. The registered address of Brink Holding Limited is Craigmuir Chambers, Road Town, Tortola, VG 1110, British Virgin Islands.

(2)	The contact address of Changfu Zhou is 588 Messina Gardens Ln, San Jose, CA 95133.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following sets forth the transactions we have entered into since July 1, 2023, and any currently proposed transactions, to which we were or are expected to be a participant where (i) the amount involved exceeded or will exceed the lesser of $120,000 or 1% of our total assets at year-end for the last two completed fiscal years, and (ii) any of our executive officers, directors, or holders of more than 5% of any class of our voting securities, or any affiliate or member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than the compensation and other arrangements we describe in “Item 11. Executive Compensation” of this report.

	For the Period from July 1, 2025 to Date of Disposal	For the year ended June 30, 2025	For the year ended June 30, 2024
Revenue from Weship (a)	$15,435	$8,241	$28,870
Revenue from ABL Wuhan (a)	$831,021	$1,196,119	$1,835,377
Revenue from ABL Shenzhen (a)	$530,888	$698,371	$-
Revenue from ABL LAX	$2,585	$3,084	$-
Cost of revenue charged by Weship (b)	$402,846	$869,975	$1,555,680
Rental income from Weship (c)	$155,344	$331,665	$288,185
Rental income from Intermodal (d)	$8,199	$20,021	$-
Cost of revenue charged by Intermodal (e)	$386,468	$673,823	$564,519
Cost of revenue charged by ABL Wuhan (f)	$96,310	$133,403	$162,625
Cost of revenue charged by ABL LAX (g)	$-	$2,737	$-
Interest expense charge by ABL Shenzhen	$6,448	$2,418	$-

During the years ended June 30, 2026 and 2025, the Company had the following transactions with its related parties — Weship, ABL Wuhan, ABL Shenzhen, ABL LAX and Intermodal.

(a)	The Company provides logistic forwarding services to Weship, ABL Wuhan and ABL Shenzhen and charges Weship, ABL Wuhan and ABL Shenzhen at its regular market rate for the services provided.

(b)	Weship is one of the Company’s vendors for truck delivery service.

(c)	The Company subleased portion of its warehouse space to Weship for rental income. The Company subleased its warehouse in Chicago to Weship in July 2023 and again for the period from January 2024 to February 12, 2026. The Company also subleased another warehouse with monthly rent of $6,500 from August 01, 2023 to October 31, 2024.

(d)	The Company subleased portion of its warehouse space to Intermodal for year ended February 12, 2026.

(e)	Intermodal is one of the Company’s vendors, providing truck delivery service and provides labor forces.

(f)	ABL Wuhan provides labor force and certain cross-border freight consolidation and forwarding services and is one of our cross-border freight consolidation and forwarding service providers.

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

Item 14. Principal Accountant Fees and Services.

The following table represents the aggregate fees from our current principal accounting firm, ZH CPA, LLC for the fiscal years ended June 30, 2025 and 2026, respectively.

	2025	2026
Audit Fees	$270,000	$250,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All other fees	$-	$-
Total Fees	$270,000	$250,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We have filed the following documents as part of this Annual Report on Form 10-K:

(1)	Index to Consolidated Financial Statements

(2)	Financial Statement Schedules:

(3)	Exhibits required by Item 601 of Regulation S-K

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-42140), filed with the SEC on July 7, 2026).
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant, dated July 2, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-42140), filed with the SEC on July 7, 2026).
3.3	Certificate of Amendment to the Articles of Incorporation of the Registrant, dated July 31, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-42140), filed with the SEC on August 4, 2026).
3.4	Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).
3.5	Amendment No. 1 to the Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-3, as amended (File No. 333-297324), filed with the SEC on August 4, 2026).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3, as amended (File No. 333-297324), filed with the SEC on August 4, 2026).
4.2	Form of Indenture, between the Registrant and one or more trustees to be named (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3, as amended (File No. 333-297324), filed with the SEC on August 4, 2026).
4.3*	Description of Registrant’s Securities.
10.1*	Form of Indemnification Agreement.
10.2*	Form of Employment Agreement between the Registrant and Executive Officers.
10.3	Lease Agreement, effective as of February 16, 2021, between American Bear Logistics Corp. and Prologis Targeted U.S. Logistics Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-278416), filed with the SEC on April 1, 2024).

10.4	Form of Securities Purchase Agreement, by and between the Investor and Company (incorporated by reference of Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025).
10.5	Form of Security Agreement, by and between the Investor and the Company (incorporated by reference of Exhibit 10.2 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025).
10.6	Form of Guarantee Agreement, by and between the Investor and ABL (incorporated by reference of Exhibit 10.3 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025).
10.7	Form of Pledge Agreement, by and between the Investor and Company Form of Guarantee Agreement, by and between the Investor and ABL (incorporated by reference of Exhibit 10.4 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025).
10.8	Form of Registration Rights Agreement, by and between the Investor and Company (incorporated by reference of Exhibit 10.5 to the Form 8-K (File No. 001-42140), filed with the SEC on March 5, 2025).
10.9	Form of Securities Purchase Agreement, dated as of July 16, 2025, between Lakeside Holding Limited and certain Investors (incorporated by reference of Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on July 22, 2025).
10.10	Form of Securities Purchase Agreement, dated August 4, 2025, between Lakeside Holding Limited and certain Investors (incorporated by reference of Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on August 8, 2025).
10.11	Form of Amended Securities Purchase Agreement, dated as of August 5, 2025, between Lakeside Holding Limited and certain Investors (incorporated by reference of Exhibit 10.1 to the Form 8-K (File No. 001-42140), filed with the SEC on August 11, 2025).
10.12	Form of Securities Purchase Agreement by and among the Company and the Purchasers in Connection With Certain Investors (incorporated herein by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140) filed with the SEC on December 19, 2025).
10.13	Form of Securities Purchase Agreement by and among the Company and the Purchasers in Connection With Certain Investors (incorporated herein by reference to Exhibit 10.1 to the Form 8-K (File No. 001-42140) filed with the SEC on January 5, 2026).
10.14	Share Purchase Agreement dated May 15, 2026, by and between the Company and a third party individual (incorporated by reference of Exhibit 10.19 to the Form 10-Q (File No. 001-42140), filed with the SEC on May 19, 2026).
10.15	2025 Equity Incentive Plan (incorporated by reference to Appendix D to the Definitive Proxy Statement on Schedule 14A filed with the SEC on November 5, 2025).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed by the Company with the SEC on September 30, 2024).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by the Company with the SEC on September 30, 2024).
21.1*	List of Subsidiaries of the Registrant.
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1*#	Section 1350 Certifications of Chief Executive Officer.
32.2*#	Section 1350 Certifications of Chief Financial Officer.
97.1	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Company with the SEC on September 30, 2024).
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith

#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2026	Quanome Technologies, Inc.

	By:	/s/ Yang Li
	Name:	Yang Li
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Long (Leo) Yi
Name:	Long (Leo) Yi
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Yang Li	Chief Executive Officer	September 25, 2026
Yang Li

/s/ Long (Leo) Yi	Chief Financial Officer	September 25, 2026
Long (Leo) Yi

/s/ Aik Siang Goh	Independent Director	September 25, 2026
Aik Siang Goh

/s/ Zhengyi (Janice) Fang	Independent Director	September 25, 2026
Zhengyi (Janice) Fang

/s/ Chao Liu	Independent Director	September 25, 2026
Chao Liu